Form 10QSB
period 1995-08-31
VANDEN CAPITAL GROUP INC
filed 1995-12-05
CIK 837600

       FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.
For the period ended August 31, 1995

                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the
Securities Exchange act of 1934.
For the transition period from _________________ to _________________

Commission File Number             33-23693

                       VANDEN CAPITAL GROUP, INC.
        (Exact name of registrant as specified in its charter)

                 COLORADO                         84-1090424
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

   1775 SHERMAN STREET, SUITE 1001,  DENVER, CO        80203
     (Address of principal executive offices)       (Zip Code)

                            (303) 689-9111
         (Registrant's telephone number, including area code)

                                NONE
    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [ X ] Yes     [   ] No

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PRECEDING FIVE YEARS:

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       [   ] Yes     [   ] No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1995, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                 INDEX

                                                               Page
                                                              Number
                                                              ------
Part I.   Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheets as of May 31,
                 1995 and August 31, 1995 (Unaudited)             2

               Consolidated Statements of Operations,
                 Three Months Ended August 31, 1994
                 (Unaudited) and August 31, 1995 (Unaudited)      3

               Consolidated Statements of Changes in Stock-
                 holders' Equity from May 31, 1995
                 through August 31, 1995 (Unaudited)              4

               Consolidated Statements of Cash Flows,
                 Three Months Ended August 31, 1994
                 (Unaudited) and August 31, 1995 (Unaudited)      5

               Notes to Consolidated Financial Statements         6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                       7

Part II.  Other Information                                       8

      VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                               ASSETS

                                            August 31     May 31
                                               1995        1995
                                            ---------   ---------
Current Assets:
  Cash                                      $ 434,426   $ 425,354
  Accrued interest receivable                     922       8,775
                                            ---------   ---------
  Total Current Assets                        435,348     434,129
                                            ---------   ---------
TOTAL ASSETS                                $ 435,348   $ 434,129
                                            ---------   ---------
                                            ---------   ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Liabilities                               $   2,656   $   1,204
                                            ---------   ---------
       Total Current Liabilities                2,656       1,204
                                            ---------   ---------

Stockholders' Equity (Notes 2 and 3):
  Preferred Stock, $.0001 per value,
       100,000,000 shares authorized,
       none issued and outstanding                  -           -
  Common Stock $.0001 par value
       300,000,000 shares authorized
       90,015,200 shares issued and
       outstanding                              9,002       9,002
  Additional Paid-in Capital                  687,469     687,469
  Accumulated deficit                        (263,779)   (263,546)
                                            ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                    432,692     432,925
                                            ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 435,348   $ 434,129
                                            ---------   ---------
                                            ---------   ---------

The accompanying notes are an integral part of the financial statements.

      VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                          -----------------------
                                           August 31   August 31
                                              1995        1994
                                          ----------- -----------
                                          (unaudited) (unaudited)
Revenue:

  Interest income                            $4,097     $ 3,123
                                             ------     -------
    Total Revenue                             4,097       3,123
                                             ------     -------
Expenses:
  Legal and accounting                        2,709       4,879
  Rent                                        1,500       1,500
  Other                                         121          55
                                             ------     -------
                                              4,330       6,434
                                             ------     -------
Net (Loss)                                   $ (233)    $(3,311)
                                             ------     -------
                                             ------     -------
Per Share                                    $  nil     $   nil
                                             ------     -------
                                             ------     -------

The accompanying notes are an integral part of the financial statements.

      VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
        From May 31, 1995 through August 31, 1995 (Unaudited)

                                          Common Stock     Additional  Retained
                                      -------------------    Paid-in   Earnings
                                        Shares     Amount    Capital   (Deficit)      Total
                                      ----------   ------   --------   ---------    --------
Balance, May 31, 1995                 90,015,200   $9,002   $687,469   $(263,546)   $432,925
Net loss for the three month period
 ended August 31, 1995                         -        -          -        (233)       (233)
                                      ----------   ------   --------   ---------    --------
Balance, August 31, 1995              90,015,200   $9,002   $687,469   $(263,779)   $432,692
                                      ----------   ------   --------   ---------    --------
                                      ----------   ------   --------   ---------    --------

The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                   -------------------------
                                                     August 31   August 31
                                                       1995         1994
                                                   -----------   -----------
                                                   (unaudited)   (unaudited)
Cash Flows Operating Activities:
     Net (loss)                                      $   (233)     $ (3,311)
     (Increase) decrease in accrued interest
      receivable                                        7,853         (731)
     (Increase) in prepaid rent                             -         (500)
     Increase in accounts payable                       1,452        4,803
                                                     --------     --------
     Net Cash (Used In) Operating
      Activity                                          9,072          261
                                                     --------     --------
Cash Flows from Investing Activities                        -            -
                                                     --------     --------
Cash Flows from Financing Activities                        -            -
                                                     --------     --------
Increase in Cash                                        9,072          261
Cash, Beginning of Period                             425,354      429,810
                                                     --------     --------
Cash, End of Period                                  $434,426     $430,071
                                                     --------     --------
                                                     --------     --------
Interest Paid                                        $      -     $      -
                                                     --------     --------
                                                     --------     --------

Income Taxes Paid                                    $      -     $      -
                                                     --------     --------
                                                     --------     --------

The accompanying notes are an integral part of the financial statements.

          VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        August 31, 1995 (Unaudited)

(1) ORGANIZATION

    Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

    All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2) UNAUDITED STATEMENTS

    The Consolidated balance sheet as of August 31, 1995, the statements of operations and cash flows for the three month period ended August 31, 1994 and 1995, and the statement of stockholders' equity for the three month period ended August 31, 1995 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at August 31, 1995 and for all periods presented, have been made.

(3) CONTINGENT LIABILITY

    On December 21, 1989 the Company signed a pledge agreement guaranteeing a $90,000 loan from a bank to Buyer's Resource, Inc. The Company pledged a $100,000 certificate of deposit as security for this loan. In June of 1992, Buyer's paid down the principal balance of the loan to $60,000 and the Company obtained a release of $35,000 of the collateral it had pledged to secure the loan, resulting in the collateral currently pledged by the Company as security for the loan to be $65,000. A contingency exists with respect to this loan guarantee and collateral agreement. The amount of loss, if any, related to this matter cannot presently be determined.

                                    ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(1) MATERIAL CHANGES IN FINANCIAL CONDITION

    Management knows of no trends, demands, commitment, events or circumstances which will result in or which are reasonably likely to result in the Registrant's liquidity increasing or decreasing in a material way.

    The Registrant has no material commitments for capital expenditures as of the end of the latest fiscal period. Management knows of no material trends, favorable or unfavorable, in the Registrant's capital resources and anticipates no material change in the mix and cost of such resources.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The Company has earned revenues of $4,097 during the three month period ended August 31, 1995, as compared to $3,123 for the three month period ended August 31, 1994, an increase of $974. Operating expenses decreased from $6,434 during the three month period ended August 31, 1994 to $4,330 during the three month period ended August 31, 1995, a decrease of $2,104.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VANDEN CAPITAL GROUP, INC.


Date    11-29-95                       By    /s/ A. Thomas Tenenbaum
                                          -------------------------------