Form 10QSB
period 1995-11-30
VANDEN CAPITAL GROUP INC
filed 1996-01-16
CIK 837600

            FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended November 30, 1995
                     -----------------
                                       or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                      to
                              ----------------------  ---------------------
Commission File Number                33-23693
                       -------------------------------------

                          VANDEN CAPITAL GROUP, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Colorado                        84-1090424
-----------------------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

      1775 Sherman Street, Suite 1001,  Denver, CO        80203
-----------------------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

                                (303) 689-9111
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
-----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

                              [   ] Yes  [   ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 1995, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                     INDEX
                                     -----

                                                                     Page
                                                                    Number
                                                                    ------
Part I.    Financial Information

     Item I. Financial Statements
             Consolidated Balance Sheets as of November 30,
               1995 (Unaudited) and May 31, 1995                      2

             Consolidated Statements of Operations,
               Three months Ended November 30, 1995
                (Unaudited) and November 30, 1994 (Unaudited)         3

             Consolidated Statements of Operations,
               Six Months Ended November 30, 1995
                (Unaudited) and November 30, 1994 (Unaudited)         4

             Consolidated Statements of Changes in Stock-
               holders' Equity from May 31, 1995
                through November 30, 1995 (Unaudited)                 5

             Consolidated Statements of Cash Flows,
               Three Months Ended November 30, 1995
                (Unaudited) and November 30, 1994 (Unaudited)         6

             Consolidated Statements of Cash Flows,
               Six Months Ended November 30, 1995
                (Unaudited) and November 30, 1994 (Unaudited)         7

              Notes to Consolidated Financial Statements              8

     Item 2. Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                              9

Part II.  Other Information                                          10

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                     ------

                                          November 30   May 31
                                             1995        1995
                                          -----------  ---------
Current Assets:
 Cash                                     $424,785      $425,354
 Prepaid rent                                  500             -
 Accrued interest receivable                 2,028         8,775
                                          --------      --------
 Total Current Assets                      427,313       434,129
                                          --------      --------

TOTAL ASSETS                              $427,313      $434,129
                                          ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Liabilities                              $  2,374      $  1,204
                                          --------      --------
      Total Current Liabilities              2,374         1,204
                                          --------      --------

Stockholders' Equity (Notes 2 and 3):
 Preferred Stock, $.0001 per value,
      100,000,000 shares authorized,
      none issued and outstanding                -             -
 Common Stock $.0001 par value
      300,000,000 shares authorized
      90,015,200 shares issued and
      outstanding                            9,002         9,002
 Additional Paid-in Capital                687,469       687,469
 Accumulated deficit                      (271,532)     (263,546)
                                         ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                 424,939       432,925
                                         ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $ 427,313     $ 434,129
                                         =========     =========



The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three Months Ended
                         November 30   November 30
                             1995          1994
                         ------------  ------------
                         (unaudited)   (unaudited)

Revenue:

 Interest income             $ 4,099        $3,513
                             -------        ------
   Total Revenue               4,099         3,513
                             -------        ------

Expenses:
 Legal and accounting          8,952         1,326
 Rent                          1,500         1,500
 Other                         1,400         1,286
                             -------        ------
                              11,852         4,112
                             -------        ------

Net (Loss)                   $(7,753)       $ (599)
                             =======        ======

Per Share                    $   nil        $  nil
                             =======        ======




The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Six Months Ended
                         November 30   November 30
                             1995          1994
                         ------------  ------------
                         (unaudited)   (unaudited)

Revenue:

 Interest income             $ 8,196       $ 6,636
                             -------       -------
   Total Revenue               8,196         6,636
                             -------       -------

Expenses:
 Legal and accounting         11,661         6,205
 Rent                          3,000         3,000
 Other                         1,521         1,341
                             -------       -------
                              16,182        10,546
                             -------       -------

Net (Loss)                   $(7,986)      $(3,910)
                             =======       =======

Per Share                    $   nil       $   nil
                             =======       =======




The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            From May 31, 1995 through November 30, 1995 (Unaudited)


                                                Common Stock     Additional   Retained
                                          ---------------------   Paid-in     Earnings
                                             Shares     Amount    Capital     (Deficit)     Total
                                          ------------  -------  ----------  -----------  ----------
Balance, May 31, 1995                       90,015,200   $9,002    $687,469   $(263,546)   $432,925
Net loss for the six month period ended
 November 30, 1995                                   -        -           -      (7,986)     (7,986)
                                          ------------  -------  ----------   ---------    --------
Balance, November 30, 1995                  90,015,200   $9,002    $687,469   $(271,532)   $424,939
                                          ============  =======  ==========   =========    ========


The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Three Months Ended
                                        November 30   November 30
                                            1995          1994
                                        ------------  ------------
                                        (unaudited)   (unaudited)
Cash Flows Operating Activities:
 Net (loss)                                $ (7,753)     $   (599)
 (Increase) in accrued interest
  receivable                                 (1,106)         (731)
 (Increase) decrease in prepaid rent           (500)          500
 (Decrease) in accounts payable                (282)       (4,804)
                                           --------      --------

 Net Cash (Used In) Operating
  Activity                                   (9,641)       (5,634)
                                           --------      --------

Cash Flows from Investing Activities              -             -
                                           --------      --------

Cash Flows from Financing Activities              -             -
                                           --------      --------

(Decrease) in Cash                           (9,641)       (5,634)

Cash, Beginning of Period                   434,426       430,071
                                           --------      --------

Cash, End of Period                        $424,785      $424,437
                                           ========      ========

Interest Paid                              $      -      $      -
                                           ========      ========

Income Taxes Paid                          $      -      $      -
                                           ========      ========


The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Six Months Ended
                                            November 30   November 30
                                                1995          1994
                                            ------------  ------------
                                            (unaudited)   (unaudited)
Cash Flows Operating Activities:
 Net (loss)                                    $ (7,986)     $ (3,910)
 (Increase) decrease in accrued interest
  receivable                                      6,747        (1,463)
 (Increase) in prepaid rent                        (500)            -
 Increase in accounts payable                     1,170             -
                                               --------   -----------

 Net Cash (Used In) Operating
  Activity                                         (569)       (5,373)
                                               --------   -----------

Cash Flows from Investing Activities                  -             -
                                               --------   -----------

Cash Flows from Financing Activities                  -             -
                                               --------   -----------

(Decrease) in Cash                                 (569)       (5,373)

Cash, Beginning of Period                       425,354       429,810
                                               --------   -----------

Cash, End of Period                            $424,785      $424,437
                                               ========   ===========

Interest Paid                                  $      -      $      -
                                               ========   ===========

Income Taxes Paid                              $      -      $      -
                                               ========   ===========


The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         November 30, 1995 (Unaudited)


(1) Organization
    ------------

    Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

    All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2) Unaudited Statements
    --------------------

    The Consolidated balance sheet as of November 30, 1995, the statements of operations and cash flows for the three and six month period ended November 30, 1994 and 1995, and the statement of stockholders' equity for the three month period ended November 30, 1995 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at November 30, 1995 and for all periods presented, have been made.


(3) Contingent Liability
    --------------------

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


(1)  Material Changes in Financial Condition
     ---------------------------------------

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

(2)  Material Changes in Results of Operations
     -----------------------------------------

     The Company has earned revenues of $4,099 and $8,196 during the three and six month period ended November 30, 1995, as compared to $3,513 and $6,636 for the three and six month period ended November 30, 1994, increases of $586 and $1,560 respectively. Operating expenses increased from $4,112 and $10,546 during the three and six month period ended November 30, 1994 to $11,852 and $16,182 during the three and six month period ended November 30, 1995, increases of $7,740 and $5,636 respectively.

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              VANDEN CAPITAL GROUP, INC.



Date January 12, 1996      By   /s/ A. THOMAS TENENBAUM
     ----------------        -----------------------------