Form 10QSB
period 1996-02-29
VANDEN CAPITAL GROUP INC
filed 1996-04-22
CIK 837600

            FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended February 29, 1996
                                           -----------------
                          or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934. For the transition period from         to
                                                     -------    -------
Commission File Number 33-23693
                       --------

                          VANDEN CAPITAL GROUP, INC.
- - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                        84-1090424
- - -----------------------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

    1775 Sherman Street, Suite 1001,  Denver, CO        80203
- - -----------------------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

                                (303) 689-9111
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
- - -----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes  [ ] No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              [ ] Yes  [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 29, 1996, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                     INDEX
                                     -----

                                                                     Page
                                                                    Number
                                                                    ------

Part I.  Financial Information

 Item I. Financial Statements

         Consolidated Balance Sheets as of May 31,
           1995 and February 29, 1996 (Unaudited)                      2

         Consolidated Statements of Operations,
           Three Months Ended February 28, 1995
           (Unaudited) and February 29, 1996 (Unaudited)               3

         Consolidated Statements of Operations,
           Nine Months Ended February 28, 1995
           (Unaudited) and February 29, 1996 (Unaudited)               4

         Consolidated Statements of Changes in Stock-
           holders' Equity from May 31, 1995
           through February 29, 1996 (Unaudited)                       5

         Consolidated Statements of Cash Flows,
           Three Months Ended February 28, 1995
           (Unaudited) and February 29, 1996 (Unaudited)               6

         Consolidated Statements of Cash Flows,
           Nine Months Ended February 28, 1995
           (Unaudited) and February 29, 1996 (Unaudited)               7

         Notes to Consolidated Financial Statements                    8

 Item 2. Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                                  9

Part II. Other Information                                            10

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                            February 29    May 31
                                                1996        1995
                                            -----------  ---------
                                                 (Unaudited)
Current Assets:
 Cash                                         $422,816    $425,354
 Accrued interest receivable                     3,134       8,775
                                              --------    --------
 Total Current Assets                          425,950     434,129
                                              --------    --------
TOTAL ASSETS                                  $425,950    $434,129
                                              ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Liabilities                                   $  1,824    $  1,204
                                               --------    --------
    Total Current Liabilities                     1,824       1,204
                                               --------    --------

Stockholders' Equity (Notes 2 and 4):
  Preferred Stock, $.0001 per value,
       100,000,000 shares authorized,
       none issued and outstanding                    -           -
  Common Stock $.0001 par value
       300,000,000 shares authorized
       90,015,200 shares issued and
       outstanding                                9,002       9,002
  Additional Paid-in Capital                    687,469     687,469
  Accumulated deficit                          (272,345)   (263,546)
                                              ---------   ---------
TOTAL STOCKHOLDERS' EQUITY                      424,126     432,925
                                              ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 425,950   $ 434,129
                                              =========   =========

The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three Months Ended
                         February 29   February 28
                             1996          1995
                         ------------  ------------
                         (unaudited)   (unaudited)

Revenue:

 Interest income              $3,291        $3,713
                              ------        ------
  Total Revenue                3,291         3,713
                              ------        ------

Expenses:
 Legal and accounting          1,640         2,213
 Rent                          1,500         1,500
 Other                           964           124
                              ------        ------
                               4,104         3,837
                              ------        ------

Net Income                    $ (813)       $ (124)
                              ======        ======

Per Share                     $  nil        $  nil
                              ======        ======


The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Nine Months Ended
                         February 29   February 28
                             1996          1995
                         ------------  ------------
                         (unaudited)   (unaudited)

Revenue:
 Interest income             $11,487       $10,349
                             -------       -------
  Total Revenue               11,487        10,349
                             -------       -------
Expenses:
 Legal and accounting         13,301         8,418
 Rent                          4,500         4,500
 Other                         2,485         1,465
                             -------       -------
                              20,286        14,383
                             -------       -------
Net Income                    (8,799)       (4,034)
                             =======       =======
Per Share                    $   nil       $   nil
                             =======       =======


The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            From May 31, 1995 through February 29, 1996 (Unaudited)


                                                   Additional    Retained
                               Common Stock         Paid-in      Earnings
                          ---------------------
                            Shares      Amount      Capital      (Deficit)        Total
                          ----------   --------   -----------   -----------   ------------
Balance, May 31, 1995     90,015,200   $  9,002   $   687,469    $ (263,546)  $  432,925

Net loss for the nine
 month period ended
 February 29, 1996                 -          -             -        (8,799)      (8,799)
                         -----------  ---------   -----------    ----------   ----------
Balance, February
 29, 1996                 90,015,200  $   9,002   $   687,469    $ (272,345)  $  424,126
                         ===========  =========   ===========    ==========   ==========

   The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Three Months Ended
                                            February 29   February 28
                                                1996          1995
                                            ------------  ------------
                                            (unaudited)   (unaudited)
Cash Flows Operating Activities:
 Net (loss)                                    $   (813)     $   (124)
 (Increase) in accrued interest
  receivable                                     (1,106)         (731)
 (Increase) decrease in prepaid rent                500          (500)
 Increase (Decrease) in accounts payable           (550)          526
                                               --------      --------

 Net Cash (Used In) Operating
  Activity                                       (1,969)         (829)
                                               --------      --------

Cash Flows from Investing Activities                  -             -
                                               --------      --------

Cash Flows from Financing Activities                  -             -
                                               --------      --------

(Decrease) in Cash                               (1,969)         (829)

Cash, Beginning of Period                       424,785       424,437
                                               --------      --------

Cash, End of Period                            $422,816      $423,608
                                               ========      ========

Interest Paid                                  $      -      $      -
                                               ========      ========

Income Taxes Paid                              $      -      $      -
                                               ========      ========


The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Nine Months Ended
                                            February 29   February 28
                                                1996          1995
                                            ------------  ------------
                                            (unaudited)   (unaudited)
Cash Flows Operating Activities:
 Net (loss)                                    $ (8,799)     $(39,865)
 Depreciation and Amortization                        -           118
 (Increase) in accrued interest
  receivable                                      5,641        (2,195)
 Increase (Decrease) in accounts payable            620       (21,266)
                                               --------      --------

 Net Cash (Used In) Operating
  Activities                                     (2,538)      (63,208)
                                               --------      --------

Cash Flows from Investing Activities                  -             -
                                               --------      --------

Cash Flows from Financing Activities                  -             -
                                               --------      --------

(Decrease) in Cash                               (2,538)      (63,208)

Cash, Beginning of Period                       425,354       492,466
                                               --------      --------

Cash, End of Period                            $422,816      $429,258
                                               ========      ========

Interest Paid                                  $      -      $      -
                                               ========      ========

Income Taxes Paid                              $      -      $      -
                                               ========      ========


The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         February 29, 1996 (Unaudited)


(1)  Organization
     ------------

     Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

     All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2)  Unaudited Statements
     --------------------

     The Consolidated balance sheet as of February 29, 1996, the statements of operations and cash flows for the three and nine month periods ended February 28, 1995 and February 29, 1996, and the statement of stockholders' equity for the nine month period ended February 29, 1996 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at February 29, 1996 and for all periods presented, have been made.


(3)  Income Taxes
     ------------

     No provision for income taxes has been provided since the Company has a net operating loss carryover.

(4)  Contingent Liability
     --------------------

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

(2)  Material Changes in Results of Operations
     -----------------------------------------

     The Company has earned revenues of $3,291 and $11,487 during the three and nine month periods ended February 29, 1996, as compared to $3,713 and $10,349 for the three and nine month periods ended February 28, 1995, a decrease of $422 and an increase of $1,138, respectively. Operating expenses increased from $3,837 and $14,383 during the three and nine month periods ended February 28, 1995 to $4,104 and $20,286 during the three and nine month periods ended February 29, 1996, increases of $267 and $5,903, respectively.

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



                              VANDEN CAPITAL GROUP, INC.



Date 4-22/96                  By /s/ A. Thomas Tenenbaum, President
     -------                     -----------------------------------------