Form 10KSB
period 1996-05-31
VANDEN CAPITAL GROUP INC
filed 1996-08-30
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended: May 31, 1996
                                                         --------------

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [No Fee Required] for the transition period from ___________ to __________

Commission file number:  33-23693

                           VANDEN CAPITAL GROUP, INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                         84-1090424
- -------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

   1775 Sherman Street, Suite 1001
           Denver, Colorado                                   80203
- ----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (303) 894-0234

Securities to be registered under Section 12(b) of the Act:  None
                                                            ------

Securities to be registered under Section 12(g) of the Act:  None
                                                            -------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90
days. Yes  X    No
         -----     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:    $15,498
                                                     ----------

Aggregate market value of voting stock held by non-affiliates as of August 30, 1996: $-0-
      ------
(There is currently no trading market for the Issuer's securities.)
Shares of common  stock,  $.0001 par value,  outstanding  as of August 30, 1996:
90,015,200
- ----------

Documents incorporated by reference:  Yes
                                     -----
Transitional Small Business Disclosure Format (Check one):  Yes    ; No  X
                                                                ---     ---

                           VANDEN CAPITAL GROUP, INC.

                                   FORM 10-KSB

                                     PART I

Item 1. Description of Business.
        ------------------------

      (a) Business Development.

     Vanden Capital Group, Inc. (the "Company") was organized under the laws of the State of Colorado in June 1988, and commenced operations after it completed its initial public offering of securities in December 1988. The Company has been engaged in providing business management consulting services since inception, although during the last several years, the Company has been engaged primarily in attempting to locate a business to acquire or with which it would combine. The Company has provided advice and assistance in evaluating and structuring methods of financing, preparing business plans, and in developing operating strategies and corporate goals for several clients. From time to time the Company has assisted clients by providing equity and debt financing or assisting its clients in obtaining financing from third parties. From time to time the Company has accepted equity positions rather than cash as payment or partial payment of fees for its consulting services. Decisions as to the acceptability of such payment, in lieu of cash, are at the discretion of management.

     The consulting services offered by the Company have included analysis of prospective merger or acquisition candidates, development of financial plans, operating strategies and corporate goals, and assistance with management recruitment, product planning, marketing and advertising. The Company has also assisted clients in establishing relationships with commercial and investment bankers and other professionals, including legal counsel and independent accountants.

     Through the present, the Company has acquired interests in three separate businesses, QuikByte Software, Inc., Buyer's Resource, Inc. and Se Tevo, in partial payment for consulting services provided by the Company.

     Subsequent to the end of the 1992 fiscal year, management determined to modify the Company's business plan to include the identification and evaluation of business opportunities which might be available for acquisition by the Company. Such opportunities were to include other companies which were available for a business combination with the Company through merger or otherwise. To date the Company has not consummated any such acquisition or combination.

     On August 11, 1993, pursuant to management's plan to enter into a business combination, and after evaluating several potential opportunities, the Company entered into a letter of intent with western Country Clubs, Inc., a Colorado corporation ("Western") to acquire all of the outstanding capital shares of Western in exchange for "restricted" common stock of the Company which would have equaled approximately 83.33% of the Company's total outstanding common stock after the acquisition (the "Western Acquisition"). Subsequent to the approval of the transaction by shareholders on October of 1993, the Board of Directors determined that it should not proceed with the acquisition and terminated the letter of intent.

     There is currently no market for the securities of the Company and, to the best of the Company's knowledge, there has been no market since August 31, 1989.

     (b) Business of Issuer.

The Western Acquisition
- -----------------------

     As noted above, on August 11, 1993, the Company entered into a letter of intent with Western and the sole shareholder of Western to acquire all of the outstanding capital shares of Western in exchange for "restricted" common stock of the Company which would have approximated 83.33% of the total outstanding common stock of the Company after the transaction. The shareholders of the Company approved the transaction on October 22, 1993; however, subsequent to that date the Board became aware of certain information regarding Western that caused the Board to conclude that the Company should not complete the Western Acquisition. The Board then terminated the letter of intent with Western and a concurrent letter of intent with an underwriter regarding a public offering to be underwritten following the Western Acquisition. The Board also abandoned the capital restructuring transactions which had been authorized by the shareholders in order to complete the Western Acquisition.

Current Operations
- ------------------

     The Company currently maintains an office and keeps its financial and SEC reports current. Management is presently attempting to locate a business opportunity to enter into a combination with the Company and will most likely not continue to solicit consulting services clients.

Consulting and Related Services
- -------------------------------

     To date, the Company has entered into consulting contracts with two development stage companies, and, through a subsidiary, co-managed a joint venture (now inactive) to which it contributed its consulting expertise and capital to develop and implement a marketing plan.

                             QuikByte Software, Inc.

     Effective April 1, 1989, the Company entered into a consulting agreement with and acquired an equity interest in QuikByte Software, Inc. ("QuikByte"), a company formed to develop and market a computer "compiler," a software tool which is used to design computer programs. QuikByte completed its initial public offering of securities in October 1989 and utilized the proceeds to continue research and development efforts, but to date has not successfully commenced commercial sales of its products. The consulting agreement was for a two year term commencing January 1, 1990 at a fee of $1,500 per month. An initial fee of $15,000, payable upon execution of the agreement, was paid to the Company in the form of 3,000,000 shares of QuikByte common stock. The Company also purchased 7,000,000 shares of common stock of QuikByte for $35,000. In February 1991 the 10,000,000 shares of Common Stock of QuikByte Software, Inc. owned by the Company were registered for public sale; however, the Company did not sell any of the QuikByte shares. In April 1992 the broker-dealer which served as the principal market maker for securities of QuikByte ceased operations and there has been no market for the shares of QuikByte since that time. The company's equity in QuikByte Common Stock was recognized as a loss and written off of the Company's balance sheet during the fiscal year ended May 31, 1992. At the present time, the Company has been advised that QuikByte is inactive but is attempting to sell its computer program to third parties.

                             Buyer's Resource, Inc.

     In August 1989 the Company entered into a consulting agreement with Buyer's Resource, Inc. (formerly known as The Buyer's Market, Ltd.), a closely held Colorado corporation. Buyer's Resource, Inc. is engaged in franchising buyer broker real estate offices and conducting seminars and other marketing campaigns to promote the concept of "buyer brokerage." The buyer broker is engaged to represent the real estate purchaser; traditionally, residential real estate agents and brokers represented only the sellers. Buyer's Resource has received national media attention (U.S. News and World Report, Money Magazine, Reader's Digest, USA Today, etc.). At the time of formation of Buyer's Resource, the Company purchased shares of Series A Preferred Stock representing 36% of the outstanding equity in exchange for $60,000 in cash and providing a loan guarantee of $90,000. As of May 31, 1995, Buyer's Resource was indebted to the bank in the amount of $60,000, which remains subject to the Company's guarantee.

     On March 30, 1990, the Company made a $50,000 loan to Buyer's Resource, represented by a Promissory Note (the "Note") payable on March 15, 1992. The Note, together with accrued interest of $1,875, was converted into an equity interest in Buyer's Resource in May 1993, as further described below.

     In March 1992, a significant ownership interest in Buyer's Resource was acquired by a privately held venture capital company which focuses on investments in specialty retail and consumer direct companies. This investment provided approximately $800,000 of capital to Buyer's Resource through the issuance by Buyer's Resource of 800,000 shares of a newly authorized Class A Cumulative Convertible Preferred Stock (the "Class A Preferred Stock"). In anticipation of the venture capital investment, in March 1992 Buyer's Resource effected a recapitalization in which cumulative dividends on its then outstanding Series A Preferred Stock (owned by the Company) were satisfied through the issuance of shares of common stock and all outstanding shares of common and preferred stock (including the original Series A Preferred Stock then owned by the Company) were converted to shares of a newly authorized single class of common stock. The Company received a total of 47,055 shares of common stock and warrants to purchase an additional 10,195 shares of common stock at a per share price of $5.68 per share, which expired unexercised on March 23, 1994.

     In May 1993, the private venture capital company made an additional investment in Buyer's Resource of $300,000 through the purchase of an additional 300,000 shares of Class A Cumulative Convertible Preferred Stock. In conjunction with this investment the Company agreed to convert the $50,000 Note plus accrued interest into 51,875 shares of Class A Preferred Stock (the same class as those owned by the venture capital firm). This Class A Preferred Stock is currently convertible into common stock at the rate of 2.4231 shares of Common Stock per share of Series A Preferred Stock.

     The venture capital company has continued to make investments in Buyer's Resource. In July 1993, it converted a $250,000 promissory note into an additional 250,000 shares of Series A Preferred Stock and in May 1994 purchased an additional 420,000 shares of Series A Preferred Stock for $230,000 in cash and conversion of $190,000 in short term notes. In addition, $50,000 of cash was paid for 50,000 shares of Series A Preferred Stock by a third party investor in May 1994.

     On a fully diluted basis (taking into account all outstanding common stock and securities of Buyer's Resource convertible into common stock), the Company owns an interest in Buyer's Resource equal to approximately 6.2% of that company.

     Buyer's Resource has never operated profitably; however, the Company has been advised that Buyer's Resource may soon be profitable. Management has been advised that Buyer's Resource is currently qualified to sell franchises in all 50 states of the U.S. and to date has sold 83 franchises, 56 of which are currently operational.

Competition
- -----------

     The Company has a limited operating history and therefore has been at a competitive disadvantage to numerous consulting firms which are larger, better established, have greater finan cial and other resources, more employees, and more extensive facilities than the Company. This competitive posture can be expected to continue in the event the Company elects to resume providing consulting services in the future.

     As the Company pursues its additional objective of acquiring business opportunities through a combination with an operating company or otherwise, it will face intense competition from a substantial number of businesses and individuals, many of which will be in a much stronger position than the Company to attract business opportunities.

Government Regulation
- ---------------------

     Investment Company Act of 1940. Since the Company's activities have included the purchase of equity interests in its clients, the Company must be careful to avoid falling within the definition of an "investment company" as set forth in the Investment Company Act of 1940. In general, in order to avoid being classified as an "investment company" the Company must be and remain primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. The Company has engaged primarily in the business of providing consulting services and anticipates that its equity investments will not be the primary focus of its operations. In the event the Company's business emphasis shifts to the point where it is primarily engaged in the business of investing in or owning securities, the Company may need to take additional precautions to avoid being classified as an "investment company" or may be forced to register under the Investment Company Act. In summary, the Company must avoid purchasing investment securities having a value exceeding 40% of the Company's total assets, exclusive of government securities and cash items, on an unconsolidated basis. These limitations could prevent the Company from acquiring securities at times when such acquisitions would otherwise be advantageous, or force the Company to dispose of securities held by it at times when it would not be advantageous to do so. If the Company were deemed to be an "investment company," its activities would be regulated by the Investment Company Act of 1940 which would severely restrict and could adversely affect the activities of the Company.

     Federal and State Securities Regulations. In addition to the Investment Company Act of 1940, there are a number of other provisions of the federal securities laws which will affect the Company's proposed operations. For example, prospective investors should be aware that restrictions imposed by the federal securities laws, in addition to possible contractual provisions, may adversely affect the ability of the Company to sell or otherwise distribute securities acquired by it.

     Most, if not all, of the securities which the Company might acquire will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Securities Act") and therefore may not be resold unless a registration statement has been declared effective by the Commission with respect to such securities or the Company is able to rely on an exemption from such registration requirements. The registration of securities owned by the Company is likely to be an expensive and time-consuming process, and the Company will bear the risk that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities. The Company intends to bargain for registration rights when possible. If such rights are not granted, the Company may sell or distribute securities pursuant to an exemption. The 10,000,000 shares of QuikByte Software held by the Company were registered for public sale in February 1991; however, a strong enough market never existed to allow the Company to sell those shares even though they were registered.

     The most likely exemption available to the Company is Section 4(1) of the Securities Act, which in effect exempts sales of securities not involving a distribution of the securities. This exemption would permit a private sale of securities held by the Company, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that public information be available on the company, that the securities be sold in "brokers' transactions," requires a two-year holding period prior to the sale of the restricted securities, and establishes volume limitations on the amount of restricted securities which can be sold within certain defined time periods. Rule 144 also permits the sale of securities by a party who is not an affiliate of the issuer of the securities, and who has satisfied a three-year holding period, without any quantity limitations.

     Other Governmental Regulation. Should the Company complete an acquisition or business combination, its activities could become subject to numerous governmental regulations, depending upon the nature of the business then being conducted by the Company.

Employees and Consultants
- -------------------------

     The Company's officers and directors presently serve on an as needed basis and are not paid salaries. The Company believes that this arrangement is adequate to meet its needs in its current mode of operations. See "Management."


Item 2. Description of Property.
        ------------------------

     The Company currently maintains its offices in the business office of two of its directors, at 1775 Sherman Street, Suite 1001, Denver, Colorado, for which the Company pays $500 per month for office space, bookkeeping and clerical services. See "Certain Transactions." The office facilities are provided to the Company pursuant to an oral agreement. Management believes that this arrangement is suitable for the current operations of the Company.


Item 3. Legal Proceedings.
        ------------------

     The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     During the fourth quarter of the most recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------

     (a) Market Information.

     The Company's securities are not eligible for listing on the NASDAQ system, and trading, if any, is limited to the over-the-counter market. The Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Since August 30, 1989, no established trading market has existed for the Company's securities and, to the best of the Company's knowledge, there are no market-makers for the Company's securities.

     (b) Holders.

     The approximate number of record holders of the Company's Common Stock, $.0001 par value, as of August 31, 1996, was 195. This figure does not reflect an indeterminate number of shareholders whose shares are held by brokers in "street name."

     (c) Dividends.

         The Company has not paid a cash dividend with respect to its common stock and does not intend to pay a cash dividend in the foreseeable future.

Item 6. Management's Discussion and Analysis.
        -------------------------------------

Possible Business Combinations

     Management believes that the Company would be attractive to an operating business which is currently private and which desires to become public through a reverse acquisition or other transaction. The Company has adequate funds to carry out its current plan of operations for the foreseeable future.

Liquidity and Capital Resources

     At May 31, 1996, the Company had net assets of $417,056 and working capital of $413,016 all of which was in liquid (cash or cash equivalent) assets. A total of $65,000 of the Company's cash is pledged as collateral under an agreement with a bank pursuant to which the Company guaranteed a loan from the bank to Buyer's Resource, Inc., a company in which the Company owns an equity interest. The balance owing under that loan as of August 30, 1996, was $60,000 and the Company is not aware of any facts that exist at this time which would make it likely that the Company would be called upon to make any payments under this guarantee.

Results of Operations

     During the year ended May 31, 1996, the Company had a net loss of $19,909 on total income of $15,498, all of which was interest income. The net loss resulted primarily from expenses of $31,984 incurred by the Company in connection with legal, accounting, rent and clerical expenses. For the 1995 fiscal year, the Company had a net loss of $2,736 on total income of $14,970, all of which was interest income.

     Due to the failure of the Company to become profitable as a business consulting company over the years since inception, management determined in 1992 that it should devote its primary efforts to locating an attractive business opportunity for the Company. Over the past three years, management has actively devoted time to this end and has not committed resources to efforts to solicit additional consulting clients for the Company. As a result, the Company has received essentially no consulting income during 1995 and 1996. At the same time, interest income has decreased (primarily due to lower interest rates and secondarily as a result of lower cash balances on deposit).

     Management is not aware of any known trends or uncertainties which are likely to have a material impact upon the Company's short-term or long term liquidity, capital commitments, net revenues or business prospects. Management is attempting to conserve the cash assets of the Company so as to maximize the attractiveness of the Company to potential business combination candidates.

Item 7. Financial Statements.
        ---------------------

     The Company's audited financial statements follow the signature page of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ----------------------------------------------------------------

     Since inception, the Company's independent accountants have not resigned, been dismissed or declined to stand for reelection.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
        ------------------------------------------------------------------------

(a)(b)  Identification of Directors, Executive Officers and Significant
        Employees.

     The officers, directors and significant employees of the Company are listed below. The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

Name                            Age         Position
- ----                            ---         --------

A. Thomas Tenenbaum             44          Director, President and Treasurer;

Albert Brenman                  70          Director and Secretary

Janice V. Budzen                38          Director
- ----------

Business Experience of Officers, Directors and Significant Employees.
- ---------------------------------------------------------------------

     A. Thomas Tenenbaum has served as a director of the Company since its formation in June 1988 and as President and Treasurer since November 1989. He served as Vice President and Secretary of the Company from June 1988 until November 1989. From 1976 to 1979, Mr. Tenenbaum served with the United States Securities and Exchange Commission in the Division of Corporation Finance and the Division of Enforcement in the New York Regional Office. From 1980 until September 1992, Mr. Tenenbaum practiced law and was an officer, director and shareholder in the firm of Brenman Raskin Friedlob & Tenenbaum, P.C. Thereafter and through November 1993 Mr. Tenenbaum practiced law with the firm of A. Thomas Tenenbaum, P.C. Since November 1993 and through the present Mr. Tenenbaum has served as a director and general counsel of CVD Services, Ltd., a privately held venture capital company. Mr. Tenenbaum also is presently of counsel to the firm of Brenman Key & Bromberg, P.C. Mr. Tenenbaum's legal practice is focused primarily on securities law with emphasis on corporate and partnership finance. Mr. Tenenbaum received his B.A. degree (Magna Cum Laude) from Fordham University in 1973 and graduated from Fordham University School of Law in 1976. Mr. Tenenbaum devotes as much of his time as is necessary to the Company's business.

     Albert Brenman has been Secretary and a director of the Company since November 21, 1989. Mr. Brenman has been a practicing attorney in Denver, Colorado since his admission to the bar in 1953. From March 1 1994 through the present, Mr. Brenman has served as an officer, director and principal shareholder in the Denver, Colorado law firm of Brenman Key & Bromberg, P.C. and practices primarily in the areas of corporate, partnership and securities law. For more than five years prior to March 1, 1994, Mr. Brenman was an officer, director and principal shareholder in the law firm of Brenman Raskin & Friedlob, P.C. From September 1986 until its acquisition of Hughes Wood Products, Inc. in June 1991, Mr. Brenman served as president and a director of Firma, Inc. a publicly held company, continuing as a director of Hughes until January, 1994. Mr. Brenman received his B.S.B.A. degree from the University of Denver in 1950 and his LL.B. degree from the University of Denver College of Law in 1953. He is a member of the Colorado and Denver Bar Associations. Mr. Brenman devotes as much of his time as is necessary to the Company's business.

     Janice V. Budzen has been a director of the Company since October 1988, also serving as Treasurer from October 1988 until November 1989. Since February 1987 Ms. Budzen has been the president of Genoa, Inc., a privately-held ski-wear manufacturing company located in Winter Park, Colorado. From May 1986 to February 1987, Ms. Budzen was a loan administrator with the Bank of Winter Park, Winter Park, Colorado responsible for loan compliance with FDIC requirements. Ms. Budzen received a Bachelor of Arts degree in hotel/restaurant management from Michigan State University located in East Lansing, Michigan in 1981. Ms. Budzen devotes so much of her time as is necessary to the affairs of the Company.

(c) Family Relationships.

     There are no family relationships among any of the Company's officers and directors.

(d) Involvement in Certain Legal Proceedings.

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

Item 10. Executive Compensation.
         -----------------------

(a)  General.

     Executive Officers. No officer has received any compensation for serving in such capacity for the Company during the fiscal year ended May 31, 1996.

     Bonuses and Deferred Compensation. No executive officer of the Company received any bonus or deferred compensation during the fiscal year ended May 31, 1996.

     Proposed Compensation. No officer and/or director of the Company is currently receiving any compensation for serving in such capacity for the Company and no arrangements or agreements exist pursuant to which any such person is to be compensated for services as an officer or director of the Company.

Stock Option Plan
- -----------------

     The Company has adopted a stock option plan (the "Plan") for key employees reserving a total of 20,000,000 shares of Common Stock (to be adjusted in accordance with subsequent changes in the capital structure of the Company) for issuance pursuant to the exercise of stock options (the "Options") which may be granted to employees (including officers), consultants and directors of the Company. The maximum number of shares which may be subject to Options granted to officers and directors as a group shall not exceed 10,000,000. The plan is administered by the Board of Directors, or at its discretion by a stock option committee (the "Committee") consisting of not less than three directors. Members of the Committee are eligible to participate in the Plan. The Committee may determine which Options may be options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or non-qualified options ("Non-Qualified Stock Options") which are not intended to so qualify. Options may be granted to employees (including officers), consultants and directors (ehether or not they are employees) of the Company or its subsidiaries. The Committee may take into account the duties of persons selected, their present and potential contributions to the success of the Company and such other considerations as the Committee deems relevant to the purposes of the Plan. Incentive Stock Options may not be granted to consultants and directors who are not also employees. The Board is empowered to make all other determinations deemed necessary or advisable for the administration of the Plan.

     The Committee has broad discretion to determine the number of shares with respect to which Options may be granted to participants. The maximum aggregate fair market value (determined as of the date of grant) of the shares as to which the Incentive Stock Options become exercisable for the first time during any calendar year may not exceed $100,000.

     The Plan provides that the purchase price per share for each Incentive Stock Option on the date of grant may not be less than 100% of the fair market value of the Common Stock on the date of grant. In addition, in the case of Non-Qualified Stock Options, the Option price of such Options shall be not less than 80% of the fair market value of the shares of Common Stock of the Company on the date of grant of the Option, however, any option granted under the Plan to a person owning more than ten percent of the Common Stock shall be at a price of at least 110% of such fair market value.

     If an optionee ceases to be employed by or be a director of or consultant to the Company or its divisions or subsidiaries for any reason other than death, disability, retirement or termination for cause, the optionee may exercise all Options within three months following such cessation to the extent exercisable on the date of cessation. If an optionee's employment or consulting relationship is terminated or a director is removed for cause, all Options held by him will terminate immediately. If an optionee dies while a director of or while employed by, or a consultant to the Company, or during the three-month period following termination of the optionee's employment, directorship or consulting relationship (other than for cause) or if the optionee retires or becomes disabled, the optionee's Options, unless previously terminated, may be exercised, whether or not otherwise exercisable, by the optionee or his legal representative or the person who acquires the Options by bequest or inheritance at any time within one year following the date of death, disability or retirement of the optionee. An Option granted under the Plan is not transferable by the optionee other than by will or by the laws of descent and dis tribution and, during the lifetime of the Optionee, may be exercised only by the optionee, his guardian or legal representative.

     As of August 30, 1996, no options have been granted under the Plan.

Stock Bonus Plan
- ----------------

     As an incentive to attract and keep personnel of experience and ability with the Company, the Board of Directors, with shareholder approval, adopted a Stock Bonus Plan, whereby all salaried employees of the Company and its subsidiaries, other than non-salaried directors ("eligible employees"), are eligible to periodically receive shares of the Common Stock of the Company. Eligible employees shall not be eligible to receive shares until they have been employed by the Company for at least one year. The aggregate fair market value of shares which may be allocated to an employee in any year may not exceed 20% of his salary. The value of the shares allocated each year shall be based on the bid price of the Company's stock on the date of allocation or, if there is no bid price quotation on that date, on the most recent bid quotation within the prior 90 days, and, if no bid quotation has been given in that period, the Stock Bonus Plan Committee (the "Committee") shall determine the value of the shares on the book value of the stock on the date of allocation. A bonus share reserve of 20,000,000 shares of Common Stock of the Company (to be adjusted in accordance with subsequent changes in the capital structure of the Company and at other times within the discretion of the Board of Directors) has been established from which the distributions may be made at the discretion of the Committee. The Committee is to be appointed by the Board of Directors and to consist of at least three members. The Board of Directors shall act as the Committee if no appointments are made.

     Pursuant to the plan, bonus shares may be allocated to an eligible employee at any time, but delivery of the shares to the employee does not take place until the employee has completed two full years of employment with the Company commencing from the date of allocation. During the two-year period, the Company serves as custodian for the shares allocated and the shares may not be transferred, sold, assigned or pledged (as collateral for a loan or as security for the performance of an option or for any other purpose). In addition, if the employee leaves the employ of the Company for any reason (including termination of operations of the Company) during the two-year period, the shares allocated are forfeited.

     As of August 30, 1996, no share bonuses had been granted under the Bonus Plan.

(b)  Summary Compensation Table.

     No summary compensation table is included in this report as no compensation was paid that is required to be disclosed in such a table.

(c)  Option/SAR Grants Table.

     Not applicable.

(d) Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR Value Table. Not applicable.

(e)  Long-Term Incentive Plan ("LTIP") Awards Table.

     Not applicable.

(f)  Compensation of Directors.

     Standard Arrangements. The Company does not pay its employee directors for their services in that capacity; however, officers and directors receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company. Currently, the Company does not pay any directors fees for attendance at board meetings.

     Other Arrangements. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended May 31, 1996, for services as a director.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     None.

(h)  Reporting on Repricing of Options/SARs.

     Not Applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of August 30, 1996, as to the beneficial ownership of shares of the Company's Common Stock (the only class of stock outstanding) by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock.

Title of          Name and Address of          Amount and Nature        Percent
  Class             Beneficial Owner          Beneficial Owner (1)     of Class
- --------          --------------------       ---------------------     --------

Common       TBT Family Partners, Ltd. (2)        28,163,800             31.3%
Stock           6200 South Syracuse Way
                       Suite 195
                  Englewood, CO 80211

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) TBT Family Partners, Ltd. is a limited partnership of which Mr. Tenenbaum and his wife are general partners.

(b)  Security Ownership of Management.

The following table sets forth information as of August 30, 1996, as to the beneficial ownership of shares of the Company's Common Stock (the only class of stock outstanding) by each person who is an officer and/or director of the Company.

Title of         Name and Address of       Amount and Nature        Percent
  Class            Beneficial Owner       Beneficial Owner (1)     of Class
- --------         --------------------     --------------------     --------

Common      TBT Family Partners, Ltd. (2)     28,163,800             31.3%
 Stock         6200 South Syracuse Way
                      Suite 195
                Englewood, CO  80211

Common             Albert Brenman              4,762,200             5.3%
  Stock          1775 Sherman Street
                     Suite 1001
                  Denver, CO  80203

 Common             Janice Budzen              1,000,000             1.1%
  Stock          6411 East Radcliff
                Englewood, CO  80111

 Common             Officers and              33,926,000             37.7%
  Stock               Directors
                     as a Group
                   (Three persons)
- -------------

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) TBT Family Partners, Ltd. is a limited partnership of which Mr. Tenenbaum and his wife are general partners.

(c)  Changes in Control.

     No understandings. arrangements or agreements are known by management at this time which would result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

(a)(b) Transactions with Management and Others.

Legal Representation
- --------------------

     The Company currently is represented by the law firm of Brenman Key & Bromberg, P.C. and has been so represented since March of 1994. Albert Brenman, an officer and director of the Company, is an officer, director and principal shareholder in the firm. A. Thomas Tenenbaum, an officer and director of the Company, is of counsel to the firm. From October 1992 through November 1993 the Company was represented by the law firm of A. Thomas Tenenbaum, P.C., a firm in which Mr. Tenenbaum was an officer, director and sole shareholder. Representation of the Company by A. Thomas Tenenbaum, P.C. and Brenman Key and Bromberg has been at the firms' standard hourly fees for services involving general corporate and securities law matters. Fees to the firm Brenman Key & Bromberg, P.C. for the fiscal year ended May 31, 1996 were $10,209.

Agreement to Provide Office Space and Services
- ----------------------------------------------

     The Company had an oral agreement with A. Thomas Tenenbaum, P.C. pursuant to which the Company was provided with office space, telephone, secretarial and clerical services for $500 per month. This arrangement was terminated in February 1994. The Company began receiving these services from the law firm of Brenman Key and Bromberg, P.C. for $500 per month commencing in March 1994. Management believes that the terms of this arrangement are at least as advantageous as those which could be obtained from an unaffiliated party.

(c)  Parents of the Company.

     Other than the persons named under Item 11, the Company has no "parents."

(d)  Transactions with Promoters.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) The following documents are filed as a part of this Form 10-KSB immediately following the signature page:

     1. Consolidated Financial Statements - the following financial statements are filed herewith:

       Report of Certified Public Accountants

       Consolidated Balance Sheet - May 31, 1996

       Consolidated Statements of Operations - Years Ended May 31, 1995 and 1996

       Statements of Changes in Shareholders' Equity - Years ended May 31, 1995 and 1996.

       Consolidated Statements of Cash Flows - Years ended May 31, 1995 and 1996

       Notes to Consolidated Financial Statements - May 31, 1995 and 1996

     2. Financial statement schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.

     3. Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number           Description
- ------           -----------

3.1              Articles of Incorporation (1)

3.2              Bylaws (1)

4.1(a)           Specimen Common Stock Certificate (1)

10.1             Stock Option Plan (1)

10.2             Stock Bonus Plan (1)

22.1             Subsidiaries of the Registrant (2)

- ----------

(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, No. 33-23693 effective October 21, 1989.

(2) Incorporated by reference from the like numbered exhibit filed with the Registrant's Annual report on Form 10-KSB for the fiscal year ended May 31, 1993.

     (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.

     (c) Required exhibits are attached hereto and are listed in Item 13(a)(3) of this Report.

     (d) Required financial statement schedules are attached hereto and are listed in Item 13(a)(2) of this Report.

- -----------------------------------------------------------------

     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

     The Registrant has not sent to its security holders any annual report or proxy material. If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August   30   , 1996                  VANDEN CAPITAL GROUP, INC.
              -----

                                             By   /s/ A. Thomas Tenenbaum
                                                 -------------------------------
                                                 A. Thomas Tenenbaum, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  August   30  , 1996                  /s/ A. Thomas Tenenbaum
              -----                        --------------------------
                                            A. Thomas Tenenbaum, President,
                                            Principal Executive Officer,
                                            Principal Accounting Officer,
                                            Principal Financial Officer and
                                            Director



Date:  August   30   , 1996                 /s/ Albert Brenman
              -----                        -----------------------------
                                           Albert Brenman, Secretary and
                                           Director



Date:  August      , 1996                  -------------------------------
             -----                          Janice V. Budzen, Director

                          INDEX TO FINANCIAL STATEMENTS

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------


                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          May 31, 1995 and May 31, 1996



 Report of Independent Certified Public Accountants                  F-2

 Consolidated Financial Statements:

        Consolidated Balance Sheet                                    F-3

        Consolidated Statements of Operations                         F-4

        Consolidated Statements of Changes in                         F-5
          Stockholders' Equity

        Consolidated Statements of Cash Flows                         F-6

        Notes to Consolidated Financial Statements                    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors
Vanden Capital Group, Inc.
Denver, CO  80202


We have audited the accompanying consolidated balance sheet of Vanden Capital Group, Inc. and Consolidated Subsidiaries as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended May 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Vanden Capital Group, Inc. and Consolidated Subsidiaries as of May 31, 1996, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 1996, in conformity with generally accepted accounting principles.


                                             /S/  SCHUMACHER & ASSOCIATES, INC.
                                             ----------------------------------
                                             SCHUMACHER & ASSOCIATES, INC.
                                             Certified Public Accountants
                                             12835 E. Arapahoe Road
                                             Tower II, Suite 110
                                             Englewood, Colorado  80012

August 26, 1996

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  MAY 31, 1996

Current Assets:
         Cash (Note 5)                                     $  412,816
         Accrued interest receivable                            4,240
                                                           ----------
           Total Current Assets                               417,056
                                                           ----------
         TOTAL ASSETS                                      $  417,056
                                                           ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                         $   4,040
                                                            ---------

Contingency and commitment (Note 5)                                 -

Stockholders' Equity (Notes 2 and 3):
         Preferred stock, $.0001 par value,
              100,000,000 shares authorized,
              none issued and outstanding                           -
         Common stock $.0001 par value
              300,000,000 shares authorized
              90,015,200 shares issued and
              outstanding                                       9,002
         Additional paid-in capital                           687,469
         Accumulated deficit                                 (283,455)
                                                            ---------
TOTAL STOCKHOLDERS' EQUITY                                    413,016
                                                            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 417,056
                                                            =========




The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years Ended
                                                  May 31               May 31
                                                   1995                 1996
                                                ----------           ---------
Revenue                                         $       -            $      -
                                                ----------           ---------

Expenses:
  Legal and accounting (Note 4)                     10,209              25,984
  Rent and clerical expense (Note 4)                 6,000               6,000
  Other expenses                                     1,497               3,423
                                                ----------           ---------
                                                    17,706              35,407
                                                ----------          ---------

Net loss from operations                           (17,706)            (35,407)

Other income (expense):
  Interest income                                   14,970              15,498
                                                ----------           ---------

Net (Loss)                                      $   (2,736)         $  (19,909)
                                                ==========          ==========

Per Share                                       $      nil          $      nil
                                                ==========          ==========

Weighted Average Shares Outstanding             90,015,200          90,015,200
                                                ==========          ==========






The accompanying notes are an integral part of the financial statements.




                                      VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                      --------------------------------------------------------

                                  CONSOLIDATED   STATEMENTS   OF  CHANGES  IN SHAREHOLDERS' EQUITY
                                               For the years ended May 31, 1995 and 1996




                                                                                      Additional       Retained
                                                  Number of        Common              Paid-in         Earnings
                                                   Shares           Stock              Capital         (Deficit)           Total
                                                -----------       ----------          -----------      ----------       - --------
Balance, May 31, 1994                            90,015,200       $    9,002          $   687,469      $ (260,810)      $ 435,661

Net loss for the year ended May 31, 1995                  -                -                    -          (2,736)         (2,736)
                                                -----------       ----------          -----------      ----------       ---------

Balance, May 31, 1995                            90,015,200            9,002              687,469        (263,546)        432,925

Net loss for the year ended May 31, 1996                  -                -                    -         (19,909)        (19,909)
                                                -----------       ----------          -----------      ----------       ---------

Balance, May 31, 1996                            90,015,200       $    9,002          $   687,469      $ (283,455)      $ 413,016
                                                ===========       ==========          ===========      ==========       =========





The  accompanying  notes are an integral part of the financial statements.

                                                                F-5


            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Years Ended
                                              May 31               May 31
                                               1995                 1996
                                            -----------         ----------
Cash Flows Operating Activities:
         Net (Loss)                        $   (2,736)          $  (19,909)
  Adjustments to reconcile net
   (loss) to net cash (used in)
   operating activities:
         Increase (decrease) in
          accounts payable                      1,205                2,835
         (Increase) in accrued interest        (2,925)               4,536
                                           ----------           ----------
      Net Cash (used in) Operating
       Activities                              (4,456)             (12,538)
                                           ----------           ----------

Cash Flows from Investing Activities                -                    -
                                           ----------           ----------

Cash Flows from Financing Activities                -                    -
                                           ----------           ----------

(Decrease) in Cash                             (4,456)             (12,538)

Cash, Beginning of Period                     429,810              425,354
                                           ----------           ----------

Cash, End of Period                        $  425,354           $  412,816
                                           ==========           ==========





The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          May 31, 1995 and May 31, 1996

(1)  Summary of Accounting Policies
     ------------------------------

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     General
     -------

     Vanden Capital Group, Inc. (The Company), was incorporated under the laws of Colorado on June 21, 1988. The Company was formed for the purpose of engaging in any lawful business, but has been in the business of providing management consulting services. On November 14, 1990 the Company formed a wholly-owned subsidiary with the name of VCG Holding Corp. (VCG). On May 16, 1989 the Company formed Vanden Ventures I, Inc., (VVI) a Colorado Corporation. The consolidated financial statements include the accounts and balances of the Company since its inception on June 21, 1988, the accounts of VCG since inception on November 14, 1990 and the accounts of VVI since inception on May 16, 1989. All intercompany accounts and balances have been eliminated. The Company has selected May 31, as its fiscal year end.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Stockholders' Equity
     ---------------------

     The Company was originally capitalized by the issuance of a total of 39,200,000 shares of $.0001 par value common shares to three individuals in exchange for $39,200. The Company subsequently issued 12,000,000 shares of $.0001 par value common shares for $24,000. See Note 3, related to successful completion of public securities offering.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         May 31, 1995 and May 31, 1996

(3)  Securities Offering
     -------------------

     During December, 1988 the Company successfully completed a public offering of 38,815,000 units at the price of $.02 per unit. Each unit consisted of 1 share of the Company's $.0001 par value common stock and 3 common stock purchase warrants, which have expired.

     The underwriting included the sale to the underwriter of common stock purchase warrants entitling the underwriter to purchase one share of the Company common stock for each ten units sold in the public offering. The underwriter acquired the warrants at a total price of $100.

(4)  Related Party Transactions
     --------------------------

     The  Company has  retained  the law firm of  Brenman,  Key & Bromberg.  Mr.
     Albert Brenman, an owner of the law firm, is an officer, director and stockholder of the Company. Mr. A. Thomas Tenenbaum, who has been an officer, director and stockholder of the Company since its formation, is council to the law firm. The Company has paid legal fees to this firm.

     The Company has entered into an oral agreement with the law firm pursuant to which the Company uses office space provided by the firm at $500 per month on a month to month basis. Certain clerical and bookkeeping services are included at no additional cost.

(5)  Securities of Other Companies
     -----------------------------

     During March, 1989 the Company purchased $35,000 in restricted common stock of QuikByte Software, Inc. (QuikByte), a development-stage enterprise, and provided consulting services valued at $15,000 to this new enterprise for an additional 3,000,000 shares of restricted common stock. Effective October 11, 1989, QuikByte successfully completed a public securities offering. The Company's 7% ownership interest in QuikByte was carried at its cost of $50,000 at May 31, 1991, which was the lower of its cost or estimated market. During April, 1992 the market maker for securities of QuikByte ceased operations and there has been no market for the shares of QuikByte since that time. Therefore the carrying value of the QuikByte securities has been reduced to zero.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         May 31, 1995 and May 31, 1996

(5)  Securities of Other Companies, Continued
     ----------------------------------------

     The Company also purchased $60,000 of equity securities of Buyer's Resource. Inc. (Buyer's), which resulted in a 36% ownership of Buyer's. The Company's equity interest in Buyer's is carried on the equity method of accounting. The Company's shares of Buyer's net losses since acquisition have been recorded as an expense in the statement of operations and the carrying value of an asset has been reduced by such losses. At May 31, 1995, the Company's investment in Buyer's is carried at zero. On December 21, 1989 the Company signed a pledge agreement guaranteeing a $90,000 loan from a bank to Buyer's. The Company pledged a $100,000 certificate of deposit as security for this loan. In June of 1992, Buyer's paid down the principal balance of the loan to $60,000 and the Company obtained a release of $35,000 of the collateral it had pledged to secure the loan, resulting in the collateral currently pledged by the Company as security for the loan to be $65,000. A contingency exists with respect to this loan guarantee and collateral agreement. The amount of loss, if any, related to this matter cannot presently be determined. During April, 1990, the Company loaned $50,000 to Buyer's with a maturity date of March 15, 1992. The note required quarterly interest only payments at 9.5% per annum. At May 31, 1991 the Company had not collected any interest or principal on the note and the Company provided an allowance for write down of this note, for the total $50,000. The principal of the note was convertible at any time at the Company's option into shares of Buyer's Series A 12% Cumulative Preferred Stock. During the years ended May 31, 1993 Buyer's made an interest payment to the Company in the amount of $6,125. Effective May 21, 1993 the $50,000 note plus accrued interest of $1,875 were converted into 51,875 shares of preferred stock. The Class A Preferred Stock is convertible into common stock and on a fully diluted basis (taking into account all outstanding common stock and securities of Buyer's Resource convertible into common stock, the Company owns an interest in Buyer's Resource equal to approximately 6.2% of that company.)

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         May 31, 1995 and May 31, 1996

(6)  Income Taxes
     ------------

     As of May 31, 1996 loss carryforwards of approximately $193,000 that expire in 2003 through 2011 are available to offset future income. Change in ownership of 50% of the Company may result in the inability of the Company to utilize the carryovers.

     As of May 31, 1996, the Company has total deferred tax assets of approximately $39,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $39,000. Thus, no tax assets have been recorded in the financial statements as of May 31, 1996.

(7)  Concentration of Credit Risk
     ----------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments. The Company places its cash investments with financial institutions. As of May 31, 1996 the Company had a concentration of credit risk since it had cash investments in bank accounts totalling approximately $14,200 in excess of the FDIC insured amounts.