Form 10KSB/A
period 1996-05-31
VANDEN CAPITAL GROUP INC
filed 1996-10-07
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended: May 31, 1996
                                                            --------------

[   ]     Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 [No Fee Required] for the transition period from ___________ to __________

Commission file number:  33-23693
                         ---------

                           VANDEN CAPITAL GROUP, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                        84-1090424
-------------------------------                         -----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

   1775 Sherman Street, Suite 1001
          Denver, Colorado                                    80203
---------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (303) 894-0234
                             --------------

Securities to be registered under Section 12(b) of the Act:  None
                                                             ----

Securities to be registered under Section 12(g) of the Act:  None
                                                             ----

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

Issuer's revenues for its most recent fiscal year:    $15,498
                                                      --------

Aggregate market value of voting stock held by non-affiliates as of August 31, 1996: $-0- (There is currently no trading market for the Issuer's securities.)
       ------
Shares of common stock, $.0001 par value, outstanding as of August 31, 1996:
90,015,200
----------
Documents incorporated by reference:  Yes
                                      ----
Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X

                           VANDEN CAPITAL GROUP, INC.

                                  FORM 10-KSB\A

                                    PART III

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of August 31, 1996, as to the beneficial ownership of shares of the Company's Common Stock (the only class of stock outstanding) by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock.



Title of              Name and Address of                Amount and Nature             Percent
  Class                 Beneficial Owner                Beneficial Owner (1)          of Class
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


----------

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

(b)  Security Ownership of Management.

The following table sets forth information as of August 31, 1996, as to the beneficial ownership of shares of the Company's Common Stock (the only class of stock outstanding) by each person who is an officer and/or director of the Company.



Title of            Name and Address of                 Amount and Nature             Percent
  Class               Beneficial Owner                 Beneficial Owner (1)          of Class
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

                                   SIGNATURES

     Pursuant to the requirements of Rule 12(b)(15) promulgated under the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October   4  , 1996                      VANDEN CAPITAL GROUP, INC.
               -----

                                                By    /s/  A. Thomas Tenenbaum
                                                  -----------------------------
                                                  A. Thomas Tenenbaum,
                                                  President