Form 10QSB
period 1996-08-31
VANDEN CAPITAL GROUP INC
filed 1996-10-21
CIK 837600

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended           August 31, 1996
                     -----------------------------------------------------------
                                       or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.
For the transition period from                   to
                              ------------------    ----------------------------

Commission File Number             33-23693
                       --------------------------------------------------------

                           VANDEN CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                             84-1090424
--------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization                Identification No.)

   1775 Sherman Street, Suite 1001,  Denver, CO               80203-4313
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                 (303) 894-0234
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

                        [   ] Yes         [   ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1996, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                      INDEX
                                      -----

                                                                     Page
                                                                     Number
                                                                     ------
Part I.           Financial Information

         Item I.   Financial Statements

                   Consolidated Balance Sheets as of May 31,
                     1996 and August 31, 1996 (Unaudited)                2

                   Consolidated Statements of Operations,
                     Three Months Ended August 31, 1995
                     (Unaudited) and August 31, 1996 (Unaudited)         3

                   Consolidated Statements of Changes in Stock-
                     holders' Equity from May 31, 1996
                     through August 31, 1996 (Unaudited)                 4

                   Consolidated Statements of Cash Flows,
                     Three Months Ended August 31, 1995
                     (Unaudited) and August 31, 1996 (Unaudited)         5

                   Notes to Consolidated Financial Statements            6

         Item 2.   Management's Discussion and Analysis of
                     Financial Conditions and Results of
                     Operations                                          7

Part II.  Other Information                                              8

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                   August 31         May 31
                                                     1996             1996
                                                  -----------       ----------
Current Assets:
   Cash                                           $   405,842       $  412,816
   Accrued interest receivable                          5,347            4,240
                                                  -----------       ----------
   Total Current Assets                               411,189          417,056
                                                  -----------       ----------

TOTAL ASSETS                                      $   411,189       $  417,056
                                                  ===========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                               $     6,589       $    4,040
                                                  -----------       ----------
        Total Current Liabilities                       6,589            4,040
                                                  -----------       ----------


Stockholders' Equity (Notes 2 and 3):
   Preferred Stock, $.0001 per value,
        100,000,000 shares authorized,
        none issued and outstanding                         -                -
   Common Stock $.0001 par value
        300,000,000 shares authorized
        90,015,200 shares issued and
        outstanding                                     9,002            9,002
   Additional Paid-in Capital                         687,469          687,469
   Accumulated deficit                               (291,871)        (283,455)
                                                  -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                            404,600          413,016
                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   411,189      $   417,056
                                                  ===========      ===========




    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                               August 31          August 31
                                                  1996               1995
                                              -----------        -----------
                                              (unaudited)        (unaudited)

Revenue:

   Interest income                             $    3,875         $    4,097
                                               ----------         ----------
     Total Revenue                                  3,875              4,097
                                               ----------         ----------

Expenses:
   Legal and accounting                             7,791              2,709
   Rent                                             1,500              1,500
   Other                                            3,000                121
                                               ----------         ----------
                                                   12,291              4,330
                                               ----------         ----------

Net (Loss)                                     $   (8,416)        $     (233)
                                               ==========         ==========

Per Share                                      $      nil         $      nil
                                               ==========         ==========








    The accompanying notes are an integral part of the financial statements.




                                         VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                         --------------------------------------------------------

                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          From  May 31,  1996 through August 31, 1996 (Unaudited)


                                                        Common Stock              Additional       Retained
                                                  --------------------------       Paid-in          Earnings
                                                    Shares          Amount         Capital         (Deficit)       Total
                                                  ----------     -----------     -----------      -----------    ----------

Balance, May 31, 1996                             90,015,200     $     9,002     $   687,469      $ (283,455)    $  413,016

Net loss for the three month period ended
August 31, 1996                                            -               -               -          (8,416)       (8,416)
                                                 -----------     -----------     -----------      ----------    ----------

Balance, August 31, 1996                          90,015,200     $     9,002     $   687,469      $ (291,871)    $  404,600
                                                 ===========     ===========     ===========      ==========     ==========






                                  The accompanying notes are an integral part of the financial statements.


                                                                        4

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                August 31        August 31
                                                  1996             1995
                                               (unaudited)      (unaudited)
Cash Flows Operating Activities:
   Net (loss)                                  $   (8,416)       $     (233)
   (Increase) decrease in accrued
    interest receivable                            (1,106)            7,853
   Increase in accounts payable                     2,548             1,452
                                               ----------        ----------

   Net Cash (Used In) Operating
    Activity                                       (6,974)            9,072
                                               ----------        ----------

Cash Flows from Investing Activities                    -                 -
                                               ----------        ----------

Cash Flows from Financing Activities                    -                 -
                                               ----------        ----------

Increase in Cash                                   (6,974)            9,072

Cash, Beginning of Period                         412,816           425,354
                                               ----------        ----------

Cash, End of Period                            $  405,842        $  434,426
                                               ==========        ==========

Interest Paid                                  $        -        $        -
                                               ==========        ==========

Income Taxes Paid                              $        -        $        -
                                               ==========        ==========



    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           August 31, 1996 (Unaudited)


(1)  Organization
     ------------

     Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

     All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2)  Unaudited Statements
     --------------------

     The Consolidated balance sheet as of August 31, 1996, the statements of operations and cash flows for the three month period ended August 31, 1995 and 1996, and the statement of stockholders' equity for the three month period ended August 31, 1996 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at August 31, 1996 and for all periods presented, have been made.


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

(2)  Material Changes in Results of Operations
     -----------------------------------------

     The Company has earned revenues of $3,875 during the three month period ended August 31, 1996, as compared to $4,097 for the three month period ended August 31, 1995, a decrease of $222. Operating expenses increased from $4,330 during the three month period ended August 31, 1995 to $12,291 during the three month period ended August 31, 1996, an increase of $7,961.

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



                                       VANDEN CAPITAL GROUP, INC.



Date  10/17/96                         By   /S/  THOMAS TENENBAUM
                                          -------------------------------------
                                           Thomas Tenenbaum, President