Form 10QSB
period 1996-11-30
VANDEN CAPITAL GROUP INC
filed 1997-01-14
CIK 837600

.. FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended           November 30, 1996
                         -----------------------------

                                       or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.

For the transition period from                   to
                                ----------------     -------------------

Commission File Number             33-23693
                          ---------------------------

                           VANDEN CAPITAL GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                       84-1090424
  ------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization                         Identification No.)

 1775 Sherman Street, Suite 1001,  Denver, CO               80203
---------------------------------------------              --------
   (Address of principal executive offices)               (Zip Code)

                                 (303) 689-9111
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

                          [   ] Yes      [   ]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 1996, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                      INDEX
                                      -----
                                                                       Page
                                                                      Number
                                                                      ------

Part I.  Financial Information

   Item I.  Financial Statements

        Consolidated Balance Sheets as of November 30,
         1996 (Unaudited) and May 31, 1996                              2

        Consolidated Statements of Operations,
          Three months Ended November 30, 1996
          (Unaudited) and November 30, 1995 (Unaudited)                 3

        Consolidated Statements of Operations,
          Six Months Ended November 30, 1996
          (Unaudited) and November 30, 1995 (Unaudited)                 4

        Consolidated Statements of Changes in Stock-
          holders' Equity from May 31, 1996
          through November 30, 1996 (Unaudited)                         5

        Consolidated Statements of Cash Flows,
          Three Months Ended November 30, 1996
          (Unaudited) and November 30, 1995 (Unaudited)                 6

        Consolidated Statements of Cash Flows,
          Six Months Ended November 30, 1996
          (Unaudited) and November 30, 1995 (Unaudited)                 7

        Notes to Consolidated Financial Statements                      8

     Item 2.  Management's Discussion and Analysis of
        Financial Conditions and Results of Operations                  9

Part II.  Other Information                                            10

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                           November 30     May 31
                                                               1996         1996
                                                            ----------    ---------
Current Assets:
         Cash                                                $ 395,027    $ 412,816
         Accrued interest receivable                             6,453        4,240
                                                             ---------    ---------
         Total Current Assets                                  401,480      417,056
                                                             ---------    ---------

TOTAL ASSETS                                                 $ 401,480    $ 417,056
                                                             =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Liabilities                                         $   5,076    $   4,040
                                                             ---------    ---------
              Total Current Liabilities                          5,076        4,040
                                                             ---------    ---------


Stockholders' Equity (Notes 2 and 3):
         Preferred Stock, $.0001 per value,
              100,000,000 shares authorized,
              none issued and outstanding                         --           --
         Common Stock $.0001 par value
              300,000,000 shares authorized
              90,015,200 shares issued and
              outstanding                                        9,002        9,002
         Additional Paid-in Capital                            687,469      687,469
         Accumulated deficit                                  (300,067)    (283,455)
                                                             ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                     396,404      413,016
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 401,480    $ 417,056
                                                             =========    =========




    The accompanying notes are an integral part of the financial statements.

                                        2

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                         November 30         November 30
                                            1996                1995
                                         -----------         -----------
                                         (unaudited)         (unaudited)

Revenue:

         Interest income                   $  3,765           $  4,099
                                           --------           --------
           Total Revenue                      3,765              4,099
                                           --------           --------

Expenses:
         Legal and accounting                7,208              8,952
         Rent                                1,500              1,500
         Other                               3,252              1,400
                                          --------            -------
                                            11,960             11,852
                                          --------            -------

Net (Loss)                                $ (8,195)          $ (7,753)
                                          ========           ========

Per Share                                 $    nil           $    nil
                                          ========           ========








    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Six Months Ended
                                 November 30               November 30
                                    1996                      1995
                                 -----------               -----------
                                 (unaudited)               (unaudited)

Revenue:

  Interest income                  $  7,640                   $  8,196
                                   --------                   --------
     Total Revenue                    7,640                      8,196
                                   --------                   --------

Expenses:
  Legal and accounting               14,999                     11,661
  Rent                                3,000                      3,000
  Other                               6,252                      1,521
                                   --------                   --------
                                     24,251                     16,182
                                   --------                   --------

Net (Loss)                         $(16,611)                  $ (7,986)
                                   ========                   ========

Per Share                          $   nil                    $    nil
                                   ========                   =========





    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CHANGES IN
                     STOCKHOLDERS' EQUITY From May 31, 1996
                      through November 30, 1996 (Unaudited)

                                    Common Stock            Additional          Retained
                             ---------------------------     Paid-in            Earnings
                               Shares            Amount       Capital           (Deficit)           Total
                             ----------         --------    ------------       ----------         ---------

Balance, May 31, 1996        90,015,200          $  9,002    $   687,469       $(283,456)         $  413,015

Net loss for the six
  month period ended
  November 30, 1996                   -                -              -         (16,611)            (16,611)
                             ==========          ========   ===========       =========          ==========

Balance, November 30, 1996   90,015,200          $  9,002   $   687,469       $(300,067)         $  396,404
                             ==========          ========   ===========       =========          ==========




    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                   November 30    November 30
                                                      1996            1995
                                                   -----------    -----------
                                                   (unaudited)    (unaudited)
Cash Flows Operating Activities:
  Net (loss)                                       $   (8,195)     $   (7,753)
  (Increase) in accrued interest
   receivable                                          (1,106)         (1,106)
  (Increase) in prepaid rent                                -            (500)
  (Decrease) in accounts payable                       (1,514)           (282)
                                                   ----------      ----------

  Net Cash (Used In) Operating
   Activity                                           (10,815)         (9,641)
                                                   ----------      ----------

Cash Flows from Investing Activities                        -               -
                                                   ----------      ----------

Cash Flows from Financing Activities                        -               -
                                                   ----------      ----------

(Decrease) in Cash                                    (10,815)         (9,641)

Cash, Beginning of Period                             405,842         434,426
                                                   ----------      ----------

Cash, End of Period                                $  395,027      $  424,785
                                                   ==========      ==========

Interest Paid                                      $        -      $        -
                                                   ==========      ==========

Income Taxes Paid                                  $        -      $        -
                                                   ==========      ==========



    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                  November 30     November 30
                                                     1996            1995
                                                  -----------     -----------
                                                  (unaudited)     (unaudited)
Cash Flows Operating Activities:
  Net (loss)                                      $  (16,611)      $  (7,986)
  (Increase) decrease in accrued interest
   receivable                                         (2,213)          6,747
  (Increase) in prepaid rent                               -            (500)
  Increase in accounts payable                         1,035           1,170
                                                  ----------      ----------

  Net Cash (Used In) Operating
   Activity                                          (17,789)           (569)
                                                  ----------      ----------

Cash Flows from Investing Activities                       -               -
                                                  ----------      ----------

Cash Flows from Financing Activities                       -               -
                                                  ----------      ----------

(Decrease) in Cash                                   (17,789)           (569)

Cash, Beginning of Period                            412,816         425,354
                                                  ----------      ----------

Cash, End of Period                               $  395,027      $  424,785
                                                  ==========      ==========

Interest Paid                                     $        -      $        -
                                                  ==========      ==========

Income Taxes Paid                                 $        -      $        -
                                                  ==========      ==========



    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          November 30, 1996 (Unaudited)


(1) Organization
----------------

     Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

     All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2) Unaudited Statements
------------------------

     The Consolidated balance sheet as of November 30, 1996, the statements of operations and cash flows for the three and six month period ended November 30, 1995 and 1996, and the statement of stockholders' equity for the three month period ended November 30, 1996 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at November 30, 1996 and for all periods presented, have been made.


(3) Contingent Liability
-------------------------

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


(1) Material Changes in Financial Condition
-------------------------------------------

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

(2) Material Changes in Results of Operations
---------------------------------------------

     The Company has earned revenues of $3,765 and $7,640 during the three and six month period ended November 30, 1996, as compared to $4,099 and $8,196 for the three and six month period ended November 30, 1995, decreases of $344 and $556 respectively. Operating expenses increased from $11,852 and $16,182 during the three and six month period ended November 30, 1995 to $11,960 and $24,251 during the three and six month period ended November 30, 1996, increases of $108 and $8,177 respectively.

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

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

Item 5.     Other Information
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
            ---------------------------------

            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             VANDEN CAPITAL GROUP, INC.



Date  January 13, 1997                       By  /S/  A. THOMAS TENENBAUM
     --------------------------                ---------------------------------
                                                A. Thomas Tenenbaum, President