Form 10QSB
period 1997-02-28
VANDEN CAPITAL GROUP INC
filed 1997-04-21
CIK 837600

FORM 10-QSB - Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended      February 28, 1997
                     ---------------------------
                                       or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.
For the transition period from                       to
                               ----------------------   ------------------------
Commission File Number       33-23693
                      ----------------------

                           VANDEN CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                              84-1090424
--------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization                Identification No.)

   1775 Sherman Street, Suite 1001,  Denver, CO             80203
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (303) 689-9111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                            [   ] Yes    [   ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 1997, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                      INDEX
                                      -----

                                                                          Page
                                                                          Number
                                                                          ------
Part I.  Financial Information

     Item I.  Financial Statements

              Consolidated Balance Sheets as of May 31,
                1996 and February 28, 1997 (Unaudited)                      2

              Consolidated Statements of Operations,
                Three Months Ended February 29, 1996
                (Unaudited) and February 28, 1997 (Unaudited)               3

              Consolidated Statements of Operations,
                Nine Months Ended February 29, 1996
                (Unaudited) and February 28, 1997 (Unaudited)               4

              Consolidated Statements of Changes in Stock-
                holders' Equity from May 31, 1996
                through February 28, 1997 (Unaudited)                       5

              Consolidated Statements of Cash Flows,
                Three Months Ended February 29, 1996
                (Unaudited) and February 28, 1997 (Unaudited)               6

              Consolidated Statements of Cash Flows,
                Nine Months Ended February 29, 1996
                (Unaudited) and February 28, 1997 (Unaudited)               7

              Notes to Consolidated Financial Statements                    8

     Item 2.  Management's Discussion and Analysis of
               Financial Conditions and Results of
               Operations                                                   9

Part II.  Other Information                                                10

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                            February 28               May 31
                                               1997                    1996
                                            -----------              ----------
                                            (Unaudited)
Current Assets:
   Cash                                     $   388,052              $  412,816
   Accrued interest receivable                    7,559                   4,240
                                            -----------              ----------
   Total Current Assets                         395,611                 417,056
                                            -----------              ----------
TOTAL ASSETS                                $   395,611              $  417,056
                                            ===========              ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Accounts payable                         $     2,597              $    4,040
                                            -----------              ----------
        Total Current Liabilities                 2,597                   4,040
                                            -----------              ----------


Stockholders' Equity (Notes 2 and 4):
   Preferred Stock, $.0001 per value,
        100,000,000 shares authorized,
        none issued and outstanding                  --                      --
   Common Stock $.0001 par value
        300,000,000 shares authorized
        90,015,200 shares issued and
        outstanding                               9,002                   9,002
   Additional Paid-in Capital                   687,469                 687,469
   Accumulated deficit                         (303,457)               (283,455)
                                            -----------             -----------
TOTAL STOCKHOLDERS' EQUITY                      393,014                 413,016
                                            -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   395,611             $   417,056
                                            ===========             ===========




    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                          February 28             February 29
                                              1997                    1996
                                          -----------             -----------
                                          (unaudited)             (unaudited)

Revenue:

   Interest income                         $    3,729              $    3,291
                                           ----------              ----------
     Total Revenue                              3,729                   3,291
                                           ----------              ----------

Expenses:
   Legal and accounting                         2,086                   1,640
   Rent                                         1,500                   1,500
   Other                                        3,534                     964
                                           ----------              ----------
                                                7,120                   4,104
                                           ----------              ----------

Net Income                                 $   (3,391)             $     (813)
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

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Nine Months Ended
                                          February 28             February 29
                                              1997                    1996
                                          -----------             -----------
                                          (unaudited)             (unaudited)

Revenue:
   Interest income                         $   11,369              $   11,487
                                           ----------              ----------
     Total Revenue                             11,369                  11,487
                                           ----------              ----------

Expenses:
   Legal and accounting                        17,085                  13,301
   Rent                                         4,500                   4,500
   Other                                        9,786                   2,485
                                           ----------              ----------
                                               31,371                  20,286
                                           ----------              ----------

Net Income                                    (20,002)                 (8,799)
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

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             From May 31, 1996 through February 28, 1997 (Unaudited)



                                                        Common Stock                Additional           Retained
                                             -------------------------------         Paid-in             Earnings
                                                Shares             Amount            Capital            (Deficit)         Total
                                             -----------        ------------       -----------         -----------     ----------
Balance, May 31, 1996                         90,015,200        $     9,002        $   687,469         $ (283,456)     $  413,015
Net loss for the nine month period ended
February 28, 1997                                     --                 --                 --            (20,001)        (20,001)
                                             -----------        -----------        -----------         ----------      ----------
Balance, February 28, 1997                    90,015,200        $     9,002        $   687,469         $ (303,457)     $  393,014
                                             ===========        ===========        ===========         ==========      ==========




    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                 February 28       February 29
                                                     1997              1996
                                                 ------------      ------------
                                                  (unaudited)       (unaudited)
Cash Flows Operating Activities:
   Net (loss)                                     $   (3,391)       $     (813)
   (Increase) in accrued interest
    receivable                                        (1,106)           (1,106)
   (Increase) in prepaid rent                             --               500
   (Decrease) in accounts payable                     (2,478)             (550)
                                                  ----------        ----------

   Net Cash (Used In) Operating
    Activity                                          (6,975)           (1,969)
                                                  ----------        ----------

Cash Flows from Investing Activities                      --                --
                                                  ----------        ----------

Cash Flows from Financing Activities                      --                --
                                                  ----------        ----------

(Decrease) in Cash                                    (6,975)           (1,969)

Cash, Beginning of Period                            395,027           424,785
                                                  ----------        ----------

Cash, End of Period                                $ 388,052        $  422,816
                                                   =========        ==========

Interest Paid                                     $       --        $       --
                                                  ==========        ==========

Income Taxes Paid                                 $       --        $       --
                                                  ==========        ==========



    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                 February 28        February 29
                                                    1997               1996
                                                 -----------        -----------
                                                 (unaudited)        (unaudited)
Cash Flows Operating Activities:
   Net (loss)                                    $  (20,002)        $  (8,799)
   (Increase) decrease in accrued
    interest receivable                              (3,319)             5,641
   Increase (Decrease) in accounts payable           (1,443)               620
                                                 ----------         ----------

   Net Cash (Used In) Operating
    Activities                                      (24,764)            (2,538)
                                                 ----------         ----------

Cash Flows from Investing Activities                     --                 --
                                                 ----------         ----------

Cash Flows from Financing Activities                     --                 --
                                                 ----------         ----------

(Decrease) in Cash                                  (24,764)            (2,538)

Cash, Beginning of Period                           412,816            425,354
                                                 ----------         ----------

Cash, End of Period                              $  388,052         $  422,816
                                                 ==========         ==========

Interest Paid                                    $       --         $       --
                                                 ==========         ==========

Income Taxes Paid                                $       --         $       --
                                                 ==========         ==========






    The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          February 28, 1997 (Unaudited)


(1)       Organization
          ------------

          Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

          All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2)       Unaudited Statements
          --------------------

          The Consolidated balance sheet as of February 28, 1997, the statements of operations and cash flows for the three and nine month periods ended February 29, 1996 and February 28, 1997, and the statement of stockholders' equity for the nine month period ended February 28, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at February 28, 1997 and for all periods presented, have been made.


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

(2)      Material Changes in Results of Operations
         -----------------------------------------

         The Company has earned revenues of $3,729 and $11,369 during the three and nine month periods ended February 28, 1997, as compared to $3,291 and $11,487 for the three and nine month periods ended February 29, 1996, an increase of $438 and a decrease of $118, respectively.
         Operating expenses increased from $4,104 and $20,286 during the three and nine month periods ended February 29, 1996 to $7,120 and $31,371 during the three and nine month periods ended February 28, 1997, increases of $3,016 and $11,085, respectively.

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



                                     VANDEN CAPITAL GROUP, INC.



Date     4-18-97                     By  /s/ A. Thomas Tenenbaum
    -------------------                ----------------------------------------
                                         A. Thomas Tenenbaum, President