Form 10KSB
period 1997-05-31
VANDEN CAPITAL GROUP INC
filed 1997-08-29
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended: May 31, 1997
                                                          --------------

[   ]   Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [No Fee Required] for the transition period from to
        ---------     ----------


Commission file number:  33-23693
                         --------

                           VANDEN CAPITAL GROUP, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Colorado                                               84-1090424
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                         1775 Sherman Street, Suite 1001
                             Denver, Colorado            80203
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (303) 894-0234

        Securities to be registered under Section 12(b) of the Act: None

        Securities to be registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90
days. Yes X     No
         ----     ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:    $15,085
                                                      ---------

Aggregate market value of voting stock held by non-affiliates as of August 31, 1997: $-0- (There is currently no trading market for the Issuer's securities.) Shares of common stock, $.0001 par value, outstanding as of August 31, 1997:
90,015,200
----------
Documents incorporated by reference:  Yes
                                      ----
Transitional Small Business Disclosure Format (Check one):  Yes ; No  X
                                                            ----     ----

                           VANDEN CAPITAL GROUP, INC.

                                   FORM 10-KSB

                                     PART I

Item 1.  Description of Business.
         -----------------------

     (a) Business Development.

     Vanden Capital Group, Inc. (the "Company") was organized under the laws of the State of Colorado in June 1988, and commenced operations after it completed its initial public offering of securities in December 1988. The Company initially was engaged in providing business management consulting services, however, during the last several years, the Company has been engaged primarily in attempting to locate a business to acquire or with which it would combine. The Company has provided advice and assistance in evaluating and structuring methods of financing, preparing business plans, and in developing operating strategies and corporate goals for several clients. From time to time the Company has assisted clients by providing equity and debt financing or assisting its clients in obtaining financing from third parties. From time to time the Company has accepted equity positions rather than cash as payment or partial payment of fees for its consulting services. Decisions as to the acceptability of such payment, in lieu of cash, are at the discretion of management.

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

     There is currently no market for the securities of the Company and, to the best of the Company's knowledge, there has been no active market since August 31, 1989.

     (b) Business of Issuer.

Current Operations
------------------

     The Company currently maintains an office and keeps its financial and SEC reports current. Management is presently attempting to locate a business opportunity to enter into a combination with the Company and will most likely not continue to solicit consulting services clients.

Consulting and Related Services
-------------------------------

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

     On a fully diluted basis (taking into account all outstanding common stock and securities of Buyer's Resource convertible into common stock), the Company owns an interest in Buyer's Resource equal to approximately 6.2% of that company. Buyer's Resource has never operated profitably.

Competition
-----------

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

Government Regulation
---------------------

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

     The most likely exemption available to the Company is Section 4(1) of the Securities Act, which in effect exempts sales of securities not involving a distribution of the securities. This exemption would permit a private sale of securities held by the Company, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that public information be available on the company, that the securities be sold in "brokers' transactions," requires a one-year holding period prior to the sale of the restricted securities, and establishes volume limitations on the amount of restricted securities which can be sold within certain defined time periods. Rule 144 also permits the sale of securities by a party who is not an affiliate of the issuer of the securities, and who has satisfied a two-year holding period, without any quantity limitations.

     Other Governmental Regulation. Should the Company complete an acquisition or business combination, its activities could become subject to numerous governmental regulations, depending upon the nature of the business then being conducted by the Company.

Employees and Consultants
-------------------------

     The Company's officers and directors presently serve on an as needed basis and are not paid salaries. The Company believes that this arrangement is adequate to meet its needs in its current mode of operations. See "Management."


Item 2.  Description of Property.
         -----------------------

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

Item 3.  Legal Proceedings.
         -----------------

     The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     During the fourth quarter of the most recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

     (a) Market Information.

     The Company's securities are not eligible for listing on the NASDAQ system, and trading, if any, is limited to the over-the-counter market. The Common Stock has been quoted from time to time in the "Pink Sheets" maintained by the National Quotation Bureau, Inc. Since August 31, 1989, no established trading market has existed for the Company's securities.

     (b) Holders.

     The approximate number of record holders of the Company's Common Stock, $.0001 par value, as of August 31, 1997, was 195. This figure does not reflect an indeterminate number of shareholders whose shares are held by brokers in "street name."

     (c) Dividends.

     The Company has not paid a cash dividend with respect to its common stock and does not intend to pay a cash dividend in the foreseeable future.

Item 6.  Management's Discussion and Analysis.
         ------------------------------------

Possible Business Combinations
------------------------------

     Management believes that the Company would be attractive to an operating business which is currently private and which desires to become public through a reverse acquisition or other transaction. The Company has adequate funds to carry out its current plan of operations for the foreseeable future.

Liquidity and Capital Resources
-------------------------------

     At May 31, 1997, the Company had assets of $391,708 and working capital of $388,010 all of which was in liquid (cash or cash equivalent) assets. A total of $65,000 of the Company's cash is pledged as collateral under an agreement with a bank pursuant to which the Company guaranteed a loan from the bank to Buyer's Resource, Inc., a company in which the Company owns an equity interest. The balance owing under that loan as of May 31, 1997, was $60,000. .

Results of Operations
---------------------

     During the year ended May 31, 1997, the Company had a net loss of $25,006 on total income of $15,085, all of which was interest income. The net loss resulted primarily from expenses of $40,091 incurred by the Company in connection with legal, accounting, rent and clerical expenses. For the 1996 fiscal year, the Company had a net loss of $19,909 on total income of $15,498, all of which was interest income.

     Because the Company did not become profitable as a business consulting company over the years since inception, management determined in 1992 that it should devote its primary efforts to locating an attractive business opportunity for the Company. Management has actively devoted time to this end and has not committed resources to efforts to solicit additional consulting clients for the Company. As a result, the Company has received essentially no consulting income during 1995,1996 and 1997. At the same time, interest income has decreased (primarily due to lower interest rates and secondarily as a result of lower cash balances on deposit).

     Management is not aware of any known trends or uncertainties which are likely to have a material impact upon the Company's short-term or long term liquidity, capital commitments, net revenues or business prospects. Management is attempting to conserve the cash assets of the Company so as to maximize the attractiveness of the Company to potential business combination candidates.

Item 7.  Financial Statements.
         --------------------

     The Company's audited financial statements follow the signature page of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ---------------------------------------------------------------

     Since inception, the Company's independent accountants have not resigned, been dismissed or declined to stand for reelection.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------------------
(a)(b)   Identification of Directors, Executive Officers and Significant
         Employees.

     The officers, directors and significant employees of the Company are listed below. The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

Name                         Age              Position
----                         ---              --------

A. Thomas Tenenbaum          45               Director, President and Treasurer;

Albert Brenman               71               Director and Secretary

Janice V. Budzen             39               Director

----------

Business Experience of Officers, Directors and Significant Employees.
--------------------------------------------------------------------

     A. Thomas Tenenbaum has served as a director of the Company since its formation in June 1988 and as President and Treasurer since November 1989. He served as Vice President and Secretary of the Company from June 1988 until November 1989. From 1976 to 1979, Mr. Tenenbaum served with the United States Securities and Exchange Commission in the Division of Corporation Finance and the Division of Enforcement in the New York Regional Office. Since 1980, Mr. Tenenbaum has been in private law practice. He is a director and shareholder in the firm of Brenman Bromberg & Tenenbaum, P.C. Mr. Tenenbaum's legal practice is focused primarily on securities law with emphasis on corporate and partnership finance. Mr. Tenenbaum received his B.A. degree (Magna Cum Laude) from Fordham University in 1973 and graduated from Fordham University School of Law in 1976. Mr. Tenenbaum devotes as much of his time as is necessary to the Company's business.

     Albert Brenman has been Secretary and a director of the Company since November 21, 1989. Mr. Brenman has been a practicing attorney in Denver, Colorado since his admission to the bar in 1953. Mr. Brenman is a director and shareholder in the law firm of Brenman Bromberg & Tenenbaum, P.C. and practices primarily in the areas of corporate, partnership and securities law. From September 1986 until its acquisition of Hughes Wood Products, Inc. in 1991, Mr. Brenman served as president and a director of Firma, Inc. a publicly held company, continuing as a director of Hughes until 1994. Mr. Brenman received his

B.S.B.A. degree from the University of Denver in 1950 and his LL.B. degree from the University of Denver College of Law in 1953. He is a member of the Colorado and Denver Bar Associations. Mr. Brenman devotes as much of his time as is necessary to the Company's business.

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

Item 10.  Executive Compensation.
          ----------------------

(a) General.

     Executive Officers. No officer has received any compensation for serving in such capacity for the Company during the fiscal year ended May 31, 1997.

     Bonuses and Deferred Compensation. No executive officer of the Company received any bonus or deferred compensation during the fiscal year ended May 31, 1997.

     Proposed Compensation. No officer and/or director of the Company is currently receiving any compensation for serving in such capacity for the Company and no arrangements or agreements exist pursuant to which any such person is to be compensated for services as an officer or director of the Company.

Stock Option Plan
-----------------

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

     As of August 31, 1997 no options have been granted under the Plan.

Stock Bonus Plan
----------------

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

     As of August 31, 1997, no share bonuses had been granted under the Bonus Plan.

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

     Other Arrangements. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended May 31, 1997, for services as a director.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     None.

(h) Reporting on Repricing of Options/SARs.

     Not Applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of August 31, 1997, as to the beneficial ownership of shares of the Company's Common Stock (the only class of stock outstanding) by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock.

Title of         Name and Address of           Amount and Nature         Percent
  Class            Beneficial Owner          Beneficial Owner  (1)      of Class
--------         --------------------       ----------------------      --------

Common          A. Thomas Tenenbaum               28,163,800              31.3%
Stock            1775 Sherman Street
                     Suite 1001
                  Denver, CO 80203

Common             Albert Brenman                  4,762,200              5.3%
  Stock          1775 Sherman Street
                     Suite 1001
                  Denver, CO  80203

---------------------

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

(b) Security Ownership of Management.

The following table sets forth information as of August 31, 1997, as to the beneficial ownership of shares of the Company's Common Stock (the only class of stock outstanding) by each person who is an officer and/or director of the Company.

Title of        Name and Address of           Amount and Nature         Percent
  Class           Beneficial Owner           Beneficial Owner (1)      of Class
--------        --------------------        ---------------------      --------

Common          A. Thomas Tenenbaum              28,163,800              31.3%
Stock           1775 Sherman Street
                    Suite 1001
                 Denver, CO  80203

Common            Albert Brenman                  4,762,200               5.3%
Stock           1775 Sherman Street
                    Suite 1001
                 Denver, CO  80203

Common             Janice Budzen                  1,000,000               1.1%
Stock           6411 East Radcliff
               Englewood, CO  80111

Common             Officers and                  33,926,000              37.7%
Stock                Directors
                    as a Group
                  (Three persons)

-----------------------

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


Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

(a)(b) Transactions with Management and Others.

Legal Representation
--------------------

     The Company currently is represented by the law firm of Brenman Bromberg & Tenenbaum, P.C. and has been so represented since March of 1994. Albert Brenman, an officer and director of the Company, is a director and shareholder in the firm. A. Thomas Tenenbaum, an officer and director of the Company, is a director and shareholder in the firm. Representation of the Company by Brenman Bromberg & Tenenbaum has been at the firm's standard hourly fees for services involving general corporate and securities law matters.

Agreement to Provide Office Space and Services
----------------------------------------------

     The Company had an oral agreement with A. Thomas Tenenbaum, P.C. pursuant to which the Company was provided with office space, telephone, secretarial and clerical services for $500 per month. This arrangement was terminated in February 1994. The Company began receiving these services from the law firm of Brenman Bromberg & Tenenbaum, P.C. for $500 per month commencing in March 1994. Management believes that the terms of this arrangement are at least as advantageous as those which could be obtained from an unaffiliated party.

(c) Parents of the Company.

     Other than the persons named under Item 11, the Company has no "parents."

(d) Transactions with Promoters.

     Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

     (a) The following documents are filed as a part of this Form 10-KSB immediately following the signature page:

     1. Consolidated Financial Statements - the following financial statements are filed herewith:

          Report of Certified Public Accountants

          Consolidated Balance Sheet - May 31, 1997

          Consolidated Statements of Operations - Years Ended May 31, 1996 and 1997

          Statements of Changes in Shareholders' Equity - Years ended May 31, 1996 and 1997.

          Consolidated Statements of Cash Flows - Years ended May 31, 1996 and 1997

          Notes to Consolidated Financial Statements - May 31, 1996 and 1997

     2. Financial statement schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.

     3. Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number             Description
------             -----------

3.1                Articles of Incorporation (1)

3.2                Bylaws (1)

4.1(a)             Specimen Common Stock Certificate (1)

10.1               Stock Option Plan (1)

10.2               Stock Bonus Plan (1)

22.1               Subsidiaries of the Registrant (2)

---------------------

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

Date:  August 28, 1997                      VANDEN CAPITAL GROUP, INC.

                                     By  /s/  A. Thomas Tenenbaum
                                       -----------------------------------------
                                       A. Thomas Tenenbaum,
                                       President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  August 28, 1997                   /s/  A. Thomas Tenenbaum
                                       -----------------------------------------
                                       A. Thomas Tenenbaum, President, Principal
                                       Executive Officer, Principal Accounting
                                       Officer, Principal Financial Officer and
                                       Director



Date:  August 28, 1997                   /s/ Albert Brenman
                                       -----------------------------------------
                                       Albert Brenman, Secretary and Director



Date:  August    , 1997
                                       -----------------------------------------
                                       Janice V. Budzen, Director

                          INDEX TO FINANCIAL STATEMENTS

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          May 31, 1996 and May 31, 1997



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


We have audited the accompanying consolidated balance sheet of Vanden Capital Group, Inc. and Consolidated Subsidiaries as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended May 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Vanden Capital Group, Inc. and Consolidated Subsidiaries as of May 31, 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended May 31, 1997, in conformity with generally accepted accounting principles.


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


August 22, 1997

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                  May 31, 1997

Current Assets:
         Cash (Note 5)                                                $ 383,043
         Accrued interest receivable                                      8,665
                                                                      ---------
           Total Current Assets                                         391,708
                                                                      ---------

         TOTAL ASSETS                                                 $ 391,708
                                                                      =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                   $   3,698
                                                                      ---------

Contingency and commitment (Note 5)                                        --

Stockholders' Equity (Notes 2 and 3):
         Preferred stock, $.0001 par value,
              100,000,000 shares authorized,
              none issued and outstanding                                  --
         Common stock $.0001 par value
              300,000,000 shares authorized
              90,015,200 shares issued and
              outstanding                                                 9,002
         Additional paid-in capital                                     687,469
         Accumulated deficit                                           (308,461)
                                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                                              388,010
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 391,708
                                                                      =========




The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended
                                                May 31               May 31
                                                 1996                 1997
                                              ----------           ----------

Revenue                                       $        -           $        -
                                              ----------           ----------

Expenses:
         Legal and accounting (Note 4)            25,984               22,354
         Rent and clerical expense (Note 4)        6,000                6,000
         Other expenses                            3,423               11,737
                                              ----------           ----------
                                                  35,407               40,091
                                              ----------           ----------

Net loss from operations                         (35,407)             (40,091)

Other income (expense):
         Interest income                          15,498               15,085
                                              ----------           ----------

Net (Loss)                                    $  (19,909)          $  (25,006)
                                              ==========           ==========

Per Share                                     $      nil           $      nil
                                              ==========           ==========

Weighted Average Shares Outstanding           90,015,200           90,015,200
                                              ==========           ==========






The accompanying notes are an integral part of the financial statements.



                               VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                               --------------------------------------------------------

                           CONSOLIDATED   STATEMENTS   OF  CHANGES  IN SHAREHOLDERS' EQUITY
                                      For the years ended May 31, 1996 and 1997



                                                                     Additional        Retained
                                 Number of           Common           Paid-in          Earnings
                                   Shares            Stock            Capital          (Deficit)            Total
                                   ------            -----            -------          ---------            -----
Balance, May 31, 1995           90,015,200        $    9,002        $  687,469        $ (263,546)        $  432,925
Net loss for the year
  ended May 31, 1996                  --                --                --             (19,909)           (19,909)
                                ----------        ----------        ----------        ----------         ----------
Balance, May 31, 1996           90,015,200             9,002           687,469          (283,455)           413,016
Net loss for the year
  ended May 31, 1997                  --                --                --             (25,006)           (25,006)
                                ----------        ----------        ----------        ----------         ----------
Balance, May 31, 1997           90,015,200        $    9,002        $  687,469        $ (308,461)        $  388,010
                                ==========        ==========        ==========        ==========         ==========




The accompanying notes are an integral part of the financial statements.


            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Years Ended
                                                        May 31           May 31
                                                         1996             1997
                                                      ---------        ---------
Cash Flows Operating Activities:
         Net (Loss)                                   $ (19,909)      $ (25,006)
  Adjustments to reconcile net
   (loss) to net cash (used in)
   operating activities:
         Increase (decrease) in
          accounts payable                                2,835            (342)
         (Increase) decrease in accrued
          interest                                        4,536          (4,425)
                                                      ---------       ---------
      Net Cash (used in) Operating
       Activities                                       (12,538)        (29,773)
                                                      ---------       ---------

Cash Flows from Investing Activities                       --              --
                                                      ---------       ---------

Cash Flows from Financing Activities                       --              --
                                                      ---------       ---------

(Decrease) in Cash                                      (12,538)        (29,773)

Cash, Beginning of Period                               425,354         412,816
                                                      ---------       ---------

Cash, End of Period                                   $ 412,816       $ 383,043
                                                      =========       =========





The accompanying notes are an integral part of the financial statements.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          May 31, 1996 and May 31, 1997

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

(2)  Stockholders' Equity
     --------------------

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

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          May 31, 1996 and May 31, 1997

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

(4)  Related Party Transactions
     --------------------------

     The Company has retained the law firm of Brenman, Bromberg & Tenenbaum, P.C. Mr. Albert Brenman, an owner of the law firm, is an officer, director and stockholder of the Company. Mr. A. Thomas Tenenbaum, who has been an officer, director and stockholder of the Company since its formation, is counsel to the law firm. The Company has paid legal fees to this firm.

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

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          May 31, 1996 and May 31, 1997


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

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          May 31, 1996 and May 31, 1997

(6)  Income Taxes
     ------------

     As of May 31, 1997 loss carryforwards of approximately $193,000 that expire in 2003 through 2012 are available to offset future income. Change in ownership of 50% of the Company may result in the inability of the Company to utilize the carryovers.

     As of May 31, 1997, the Company has total deferred tax assets of approximately $46,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $46,000. Thus, no tax assets have been recorded in the financial statements as of May 31, 1997.

(7)  Concentration of Credit Risk
     ----------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments. The Company places its cash investments with financial institutions. As of May 31, 1997 the Company had a concentration of credit risk since it had cash investments in bank accounts totalling approximately $49,000 in excess of the FDIC insured amounts.