Form 10QSB
period 1997-08-31
VANDEN CAPITAL GROUP INC
filed 1997-10-20
CIK 837600

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

                      For the period ended August 31, 1997
                                           ---------------
                                       or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.

For the transition period from                   to
                              -------------------  ---------------------
Commission File Number    33-23693
                      ----------------

                           VANDEN CAPITAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                                 84-1090424
    -------------------------------                  -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization                  Identification No.)

   1775 Sherman Street, Suite 1001,  Denver, CO            80203
   --------------------------------------------         ----------
     (Address of principal executive offices)           (Zip Code)

                                 (303) 689-9111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
               --------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report.)

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

                            [ X ] Yes      [   ] No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                            [   ] Yes      [   ] Yes

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 1997, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I.           Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheets as of May 31,
                 1997 and August 31, 1997 (Unaudited)                      2

               Consolidated Statements of Operations,
                 Three Months Ended August 31, 1996
                 (Unaudited) and August 31, 1997 (Unaudited)               3

               Consolidated Statements of Changes in Stock-
                 holders' Equity from May 31, 1997
                 through August 31, 1997 (Unaudited)                       4

               Consolidated Statements of Cash Flows,
                 Three Months Ended August 31, 1996
                 (Unaudited) and August 31, 1997 (Unaudited)               5

               Notes to Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                                8

Part II.  Other Information                                                9

                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                                   CONSOLIDATED BALANCE SHEETS

                                                             ASSETS
                                                             ------
                                                                                       August 31                May 31
                                                                                         1997                    1997
                                                                                      -----------              --------
                                                                                      (Unaudited)
Current Assets:
   Cash                                                                                $ 377,557               $ 383,043
   Accrued interest receivable                                                             9,772                   8,665
                                                                                       ---------               ---------
   Total Current Assets                                                                  387,329                 391,708
                                                                                       ---------               ---------

TOTAL ASSETS                                                                           $ 387,329               $ 391,708
                                                                                       =========               =========



                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

Current Liabilities:
   Accounts payable                                                                    $   8,617              $    3,698
                                                                                       ---------              ----------
        Total Current Liabilities                                                          8,617                   3,698
                                                                                       ---------              ----------


Stockholders' Equity (Notes 2 and 4):
   Preferred Stock, $.0001 per value,
        100,000,000 shares authorized,
        none issued and outstanding                                                           --                      --
   Common Stock $.0001 par value
        300,000,000 shares authorized
        90,015,200 shares issued and
        outstanding                                                                        9,002                   9,002
   Additional Paid-in Capital                                                            687,469                 687,469
   Accumulated deficit                                                                  (317,759)               (308,461)
                                                                                       ---------             -----------
TOTAL STOCKHOLDERS' EQUITY                                                               378,712                 388,010
                                                                                       ---------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 387,329             $   391,708
                                                                                       =========             ===========




                            The accompanying notes are an integral part of the financial statements.

                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Three Months Ended
                                                                                        August 31               August 31
                                                                                           1997                    1996
                                                                                       -----------             -----------
                                                                                       (unaudited)             (unaudited)
Revenue:

   Interest income                                                                      $    3,665              $    3,875
                                                                                        ----------              ----------
     Total Revenue                                                                           3,665                   3,875
                                                                                        ----------              ----------

Expenses:
   Legal and accounting                                                                     10,150                   7,791
   Rent                                                                                      1,500                   1,500
   Other                                                                                     1,313                   3,000
                                                                                        ----------              ----------
                                                                                            12,963                  12,291
                                                                                        ----------              ----------

Net Income                                                                              $   (9,298)             $   (8,416)
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

                                                               3

                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      From May 31, 1997 through August 31, 1997 (Unaudited)



                                                               Common Stock               Additional        Retained
                                                        --------------------------         Paid-in          Earnings
                                                          Shares          Amount           Capital          (Deficit)       Total
                                                        ----------     -----------       -----------       -----------    ---------
Balance, May 31, 1997                                   90,015,200     $     9,002       $   687,469       $ (308,461)    $ 388,010
Net loss for the three month period ended
August 31, 1997                                                 --              --                --           (9,298)       (9,298)
                                                        ----------     -----------       -----------       ----------     ---------
Balance, August 31, 1997                                90,015,200     $     9,002       $   687,469       $ (317,759)    $ 378,712
                                                        ==========     ===========       ===========       ==========     =========




                           The accompanying notes are an integral part of the financial statements.

                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Three Months Ended
                                                                                         August 31               August 31
                                                                                           1997                    1996
                                                                                        -----------             -----------
                                                                                        (unaudited)             (unaudited)
Cash Flows Operating Activities:
   Net (loss)                                                                           $   (9,298)             $   (8,416)
   (Increase) in accrued interest
    receivable                                                                              (1,107)                 (1,106)
   Increase in accounts payable                                                              4,919                   2,548
                                                                                        ----------              ----------

   Net Cash (Used In) Operating
    Activity                                                                                (5,486)                 (6,974)
                                                                                        ----------              ----------

Cash Flows from Investing Activities                                                            --                      --
                                                                                        ----------              ----------

Cash Flows from Financing Activities                                                            --                      --
                                                                                        ----------              ----------

(Decrease) in Cash                                                                          (5,486)                 (6,974)

Cash, Beginning of Period                                                                  383,043                 412,816
                                                                                        ----------              ----------

Cash, End of Period                                                                     $  377,557              $  405,842
                                                                                        ==========              ==========

Interest Paid                                                                           $       --              $       --
                                                                                        ==========              ==========

Income Taxes Paid                                                                       $       --              $       --
                                                                                        ==========              ==========



                            The accompanying notes are an integral part of the financial statements.

                                                               5

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           August 31, 1997 (Unaudited)


(1)       Organization
          ------------

          Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

          All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2)       Unaudited Statements
          --------------------

          The Consolidated balance sheet as of August 31, 1997, the statements of operations and cash flows for the three month periods ended August 31, 1996 and August 31, 1997, and the statement of stockholders' equity for the three month period ended August 31, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at August 31, 1997 and for all periods presented, have been made.


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

(2)      Material Changes in Results of Operations
         -----------------------------------------

         The Company has earned revenues of $3,665 during the three month period ended August 31, 1997, as compared to $3,875 for the three month period ended August 31, 1996, a decrease of $210. Operating expenses increased from $12,291 during the three month period ended August 31, 1996 to $12,963 during the three month period ended August 31, 1997, an increase of $672.

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

                  None.

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  Exhibits:

                       Exhibit 27.1 - Financial Data Schedule

                  (b)  Reports on Form 8-K:

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          VANDEN CAPITAL GROUP, INC.


Date:  October 20, 1997                   By: /s/ A. Thomas Tenenbaum
                                             ----------------------------------
                                             A. Thomas Tenenbaum, President