Form 10KSB/A
period 1997-05-31
VANDEN CAPITAL GROUP INC
filed 1997-12-10
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A-1


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
                 ----------------------------------------------
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

Name                         Age              Position
----                         ---              --------

A. Thomas Tenenbaum          45               Director, President and Treasurer

Albert Brenman               71               Director and Secretary

Janice V. Budzen             39               Director

-----------

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

Title of         Name and Address of           Amount and Nature         Percent
  Class            Beneficial Owner          Beneficial Owner  (1)      of Class
--------         --------------------       ----------------------      --------

Common          A. Thomas Tenenbaum               28,163,800             31.3%
Stock            1775 Sherman Street
                     Suite 1001
                  Denver, CO 80203

Common             Albert Brenman                  9,207,500             10.2%
Stock            1775 Sherman Street
                     Suite 1001
                  Denver, CO  80203

----------------------

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

Title of        Name and Address of           Amount and Nature         Percent
  Class           Beneficial Owner           Beneficial Owner (1)      of Class
--------        --------------------        ---------------------      --------

Common          A. Thomas Tenenbaum              28,163,800              31.3%
Stock           1775 Sherman Street
                    Suite 1001
                 Denver, CO  80203

Common            Albert Brenman                  9,207,500              10.2%
Stock           1775 Sherman Street
                    Suite 1001
                 Denver, CO  80203

Common             Janice Budzen                  1,000,000               1.1%
Stock           6411 East Radcliff
               Englewood, CO  80111

Common             Officers and                  38,371,300              42.6%
Stock                Directors
                    as a Group
                  (Three persons)

------------------------

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

----------------------

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

------------------------------------------------------------------

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

Date:  December 10, 1997             VANDEN CAPITAL GROUP, INC.

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



Date:  December 10, 1997                 /s/  A. Thomas Tenenbaum
                                       -----------------------------------------
                                       A. Thomas Tenenbaum, President, Principal
                                       Executive Officer, Principal Accounting
                                       Officer, Principal Financial Officer and
                                       Director



Date:  December 10, 1997                 /s/ Albert Brenman
                                       -----------------------------------------
                                       Albert Brenman, Secretary and Director



Date:  December 10, 1997
                                       -----------------------------------------
                                       Janice V. Budzen, Director

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



                               VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                               --------------------------------------------------------

                           CONSOLIDATED   STATEMENTS   OF  CHANGES  IN SHAREHOLDERS' EQUITY
                                      For the years ended May 31, 1996 and 1997



                                                                     Additional        Retained
                                 Number of           Common           Paid-in          Earnings
                                   Shares            Stock            Capital          (Deficit)           Total
                                   ------            -----            -------          ---------           -----
Balance, May 31, 1995           90,015,200        $    9,002        $  687,469        $(263,546)        $  432,925
Net loss for the year
  ended May 31, 1996                  --                --                --            (19,909)           (19,909)
                                ----------        ----------        ----------        ---------         ----------
Balance, May 31, 1996           90,015,200             9,002           687,469         (283,455)           413,016
Net loss for the year
  ended May 31, 1997                  --                --                --            (25,006)           (25,006)
                                ----------        ----------        ----------        ---------         ----------
Balance, May 31, 1997           90,015,200        $    9,002        $  687,469        $(308,461)        $  388,010
                                ==========        ==========        ==========        =========         ==========




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