Form 10QSB
period 1997-11-30
VANDEN CAPITAL GROUP INC
filed 1998-01-16
CIK 837600

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

For the period ended         November 30, 1997
                    --------------------------------------
                                       or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
      Exchange act of 1934.

For the transition period from                   to
                              -------------------  -------------------

Commission File Number             33-23693
                      ---------------------------------

                           VANDEN CAPITAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                          84-1090424
    -------------------------------           --------------------
    (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

       1775 Sherman Street, Suite 1001,  Denver, CO             80203
       --------------------------------------------           ----------
         (Address of principal executive offices)             (Zip Code)

                                 (303) 689-9111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

                             [  ] Yes      [  ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 1997, Registrant had 90,015,200 shares of common stock, $.0001 Par Value, outstanding.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.             Financial Information

         Item I.    Financial Statements

                    Consolidated Balance Sheets as of May 31,
                      1997 and November 30, 1997 (Unaudited)                2

                    Consolidated Statements of Operations,
                      Three Months Ended November 30, 1996
                      (Unaudited) and November 30, 1997
                      (Unaudited)                                           3

                    Consolidated Statements of Operations,
                      Six Months Ended November 30, 1996
                      (Unaudited) and November 30, 1997
                      (Unaudited)                                           4

                    Consolidated Statements of Changes in Stock-
                      holders' Equity from May 31, 1997
                      through November 30, 1997 (Unaudited)                 5

                    Consolidated Statements of Cash Flows,
                      Three Months Ended November 30, 1996
                      (Unaudited) and November 30, 1997
                      (Unaudited)                                           6

                    Consolidated Statements of Cash Flows,
                      Six Months Ended November 30, 1996
                      (Unaudited) and November 30, 1997
                      (Unaudited)                                           7

                    Notes to Consolidated Financial Statements              8

         Item 2.    Management's Discussion and Analysis of
                      Financial Conditions and Results of
                      Operations                                           10

Part II.  Other Information                                                11


                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                                   CONSOLIDATED BALANCE SHEETS
                                                           (Unaudited)

                                                             ASSETS
                                                             ------
                                                                                        August 31                  May 31
                                                                                           1997                     1997
                                                                                        ----------               ---------
Current Assets:
   Cash                                                                                 $  307,301               $ 383,043
   Accrued interest receivable                                                                  --                   8,665
                                                                                        ----------               ---------
        Total Current Assets                                                               307,301                 391,708
                                                                                        ----------               ---------

TOTAL ASSETS                                                                            $  307,301               $ 391,708
                                                                                        ==========               =========



                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------

Current Liabilities:
   Accounts payable                                                                     $   12,643               $   3,698
                                                                                        ----------               ---------
        Total Current Liabilities                                                           12,643                   3,698
                                                                                        ----------               ---------


Stockholders' Equity (Notes 2 and 4):
   Preferred Stock, $.0001 per value,
        100,000,000 shares authorized,
        none issued and outstanding                                                             --                      --
   Common Stock $.0001 par value
        300,000,000 shares authorized
        90,015,200 shares issued and
        outstanding                                                                          9,002                   9,002
   Additional Paid-in Capital                                                              687,469                 687,469
   Accumulated deficit                                                                    (401,813)               (308,461)
                                                                                        ----------              ----------
TOTAL STOCKHOLDERS' EQUITY                                                                 294,658                 388,010
                                                                                        ----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  307,301              $  391,708
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

                                                               2


                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Three Months Ended
                                                                                       November 30             November 30
                                                                                           1997                    1996
                                                                                       -----------             -----------
                                                                                       (unaudited)             (unaudited)
Revenue:

   Interest income                                                                       $   2,936               $   3,765
                                                                                         ---------               ---------
     Total Revenue                                                                           2,936                   3,765
                                                                                         ---------               ---------

Expenses:
   Legal and accounting                                                                     19,414                   7,208
   Rent                                                                                      1,500                   1,500
   Other                                                                                       896                   3,252
                                                                                         ---------               ---------
                                                                                            21,810                  11,960
                                                                                         ---------               ---------

Net (Loss) before other expenses                                                           (18,874)                 (8,195)

Loss on guarantee of note                                                                   65,180                      --
                                                                                         ---------               ---------

Net (Loss)                                                                               $ (84,054)              $  (8,195)
                                                                                         =========               =========

Per Share                                                                                $     nil               $     nil
                                                                                         =========               =========








                          The accompanying notes are an integral part of the financial statements.


                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Six Months Ended
                                                                                       November 30             November 30
                                                                                           1997                    1996
                                                                                       -----------             -----------
                                                                                       (unaudited)             (unaudited)
Revenue:

   Interest income                                                                      $    6,601              $    7,640
                                                                                        ----------              ----------
     Total Revenue                                                                           6,601                   7,640
                                                                                        ----------              ----------

Expenses:
   Legal and accounting                                                                     29,564                  14,999
   Rent                                                                                      3,000                   3,000
   Other                                                                                     2,209                   6,252
                                                                                        ----------              ----------
                                                                                            34,773                  24,251
                                                                                        ----------              ----------

Net (Loss) before other expenses                                                           (28,172)                (16,611)

Loss on guarantee of note                                                                   65,180                      --
                                                                                        ----------              ----------

Net (Loss)                                                                              $  (93,352)             $  (16,611)
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

                                                               4

                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     From May 31, 1997 through November 30, 1997 (Unaudited)



                                                       Common Stock                 Additional          Retained
                                              -----------------------------          Paid-in            Earnings
                                                Shares             Amount            Capital            (Deficit)         Total
                                              ----------        -----------        -----------         ----------       ---------
Balance, May 31, 1997                         90,015,200        $     9,002        $   687,469         $ (308,461)      $ 388,010
Net loss for the six month period ended
November 30, 1997                                     --                 --                 --            (93,352)        (93,352)
                                             -----------        -----------        -----------         ----------       ---------
Balance, November 30, 1997                    90,015,200        $     9,002        $   687,469         $ (401,813)      $ 294,658
                                             ===========        ===========        ===========         ==========       =========




                         The accompanying notes are an integral part of the financial statements.

                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              -------------------------------------


                                                                                               Three Months Ended
                                                                                        November 30             November 30
                                                                                           1997                    1996
                                                                                        -----------             -----------
                                                                                        (unaudited)             (unaudited)
Cash Flows Operating Activities:
   Net (loss)                                                                            $ (84,054)              $  (8,195)
   (Increase) decrease in accrued
    interest receivable                                                                      9,772                  (1,106)
   Increase (decrease) in accounts
    payable                                                                                  4,026                  (1,515)
                                                                                         ---------               ---------

   Net Cash (Used In) Operating
    Activity                                                                               (70,256)                (10,816)
                                                                                         ---------               ---------

Cash Flows from Investing Activities                                                            --                      --
                                                                                         ---------               ---------

Cash Flows from Financing Activities                                                            --                      --
                                                                                         ---------               ---------

(Decrease) in Cash                                                                         (70,256)                (10,816)

Cash, Beginning of Period                                                                  377,557                 405,842
                                                                                         ---------               ---------

Cash, End of Period                                                                      $ 307,301               $ 395,026
                                                                                         =========               =========

Interest Paid                                                                            $      --               $      --
                                                                                         =========               =========

Income Taxes Paid                                                                        $      --               $     --
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

                                    VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Six Months Ended
                                                                                        November 30             November 30
                                                                                           1997                    1996
                                                                                        -----------             -----------
                                                                                        (unaudited)             (unaudited)
Cash Flows Operating Activities:
   Net (loss)                                                                            $ (93,352)              $ (16,611)
   (Increase) decrease in accrued
    interest receivable                                                                      8,665                  (2,212)
   Increase in accounts payable                                                              8,945                   1,033
                                                                                         ---------               ---------

   Net Cash (Used In) Operating
    Activity                                                                               (75,742)                (17,790)
                                                                                         ---------               ---------

Cash Flows from Investing Activities                                                            --                      --
                                                                                         ---------               ---------

Cash Flows from Financing Activities                                                            --                      --
                                                                                         ---------               ---------

(Decrease) in Cash                                                                         (75,742)                (17,790)

Cash, Beginning of Period                                                                  383,043                 412,816
                                                                                         ---------               ---------

Cash, End of Period                                                                      $ 307,301               $ 395,026
                                                                                         =========               =========

Interest Paid                                                                            $      --               $      --
                                                                                         =========               =========

Income Taxes Paid                                                                        $      --               $      --
                                                                                         =========               =========



                      The accompanying notes are an integral part of the financial statements.

                                                               7

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          November 30, 1997 (Unaudited)


(1)       Organization
          ------------

          Vanden Capital Group, Inc. (Capital), was incorporated in Colorado on June 21, 1988. Capital is in the business of providing management consulting services.

          All intercompany accounts and balances have been eliminated from the consolidated financial statements.

(2)       Unaudited Statements
          --------------------

          The Consolidated balance sheet as of November 30, 1997, the statements of operations and cash flows for the three month periods ended November 30, 1996 and November 30, 1997, and the statement of stockholders' equity for the three month period ended November 30, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity at November 30, 1997 and for all periods presented, have been made.


(3)       Income Taxes
          ------------

          No provision for income taxes has been provided since the Company has a net operating loss carryover.

(4)       Loss on Guarantee of Note
          -------------------------

          On December 21, 1989 the Company signed a pledge agreement guaranteeing a $90,000 loan from a bank to Buyer's Resource, Inc. The Company pledged a $100,000 certificate of deposit as security for this loan. In June of 1992, Buyer's paid down the principal balance of the loan to $60,000 and the Company obtained a release of $35,000 of the collateral it had pledged to secure the loan, resulting in the collateral currently pledged by the Company as security for the loan to be $65,000. In September of 1997, the certificate of deposit was used to pay off the loan, resulting in a receivable of $65,180 from Buyers Resource, Inc. An allowance of $65,180 was recorded in the financial statements since the collectibility of this receivable is doubtful.

            VANDEN CAPITAL GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          November 30, 1997 (Unaudited)


(5)      Subsequent Event
         ----------------

         During December 1997, the Company entered into a merger agreement with Entropin, Inc., a California corporation, which would be acquired by the Company. The Company's Board of Directors has approved the contribution of not more than $5,000 cash and one-half of all non-cash assets of the Company to each of the Company's two wholly-owned subsidiaries, VCG Holding Corporation and Vanden Ventures I, Ltd. The Company's Board of Directors also approved the spin-off of these two subsidiaries to the Company's shareholders prior to the effective date of the merger. The Company's Board of Directors has also approved the payment of $35,000 to the Company's executive officers and directors for past services on the effective date of the merger. The merger would result in a change in control of the Company.

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

(2)      Material Changes in Results of Operations
         -----------------------------------------

         The Company has earned revenues of $2,936 during the three month period ended November 30, 1997, as compared to $3,765 for the three month period ended November 30, 1996, a decrease of $829. Operating expenses increased from $11,960 during the three month period ended November 30, 1996 to $21,810 during the three month period ended November 30, 1997, an increase of $9,850. As described in Note 4 to the financial statements, a loss related to a loan guarantee in the amount of $65,180 was recorded during the three month period ended November 30, 1997.

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

                  Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              VANDEN CAPITAL GROUP, INC.


                                                /s/ A. Thomas Tenenbaum
Date: January 14, 1998                        By________________________________
                                                A. Thomas Tenenbaum, President