Form 10KSB40
period 1997-12-31
ENTROPIN INC
filed 1998-04-15
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
          December 31, 1997
          -----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

COMMISSION FILE NUMBER:   33-23693
                       --------------

                             ENTROPIN, INC.
              ---------------------------------------------
             (Name of small business issuer in its charter)

           Colorado                                         84-1090424
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                           45926 Oasis Street
                         Indio, California 92201
                        ------------------------
           (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (760) 775-8333
                          ----------------

Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes   X    No
                                   -------   -------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $-0-
                                                  -------

Aggregate market value of voting stock held by non-affiliates as of April 6, 1998: $5,495,868
          ----------
Shares of Common Stock, $.001 par value, outstanding as of April 6, 1998:
6,000,051
---------

Documents incorporated by reference: See Part III, Item 13-"Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

                            TABLE OF CONTENTS

PART I


Item 1.  Description of Business.. . . . . . . . . . . . . . . . . . . .1

Item 2.  Description of Property.. . . . . . . . . . . . . . . . . . . .8

Item 3.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .9

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .9


PART II

Item 5.  Market Price of the Registrant's Common Stock and
          Related Security Holder Matters. . . . . . . . . . . . . . . 10

Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . 10

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 12

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . 12


PART III

Item 9.  Directors and Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 17

Item 11.  Security Ownership of Certain Beneficial Owners and
           Management. . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 12.  Certain Relationships and Related Transactions.. . . . . . . 21

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K . . . 23

                             ENTROPIN, INC.

                               FORM 10-KSB

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Entropin, Inc. (the "Company") was incorporated in the State of Colorado in 1987 as Vanden Capital Group, Inc., for the primary purpose of providing business and management advisory services. The Company also had been considering business acquisitions. The Company commenced operations after it completed its initial public offering of securities in December
1988.   On January 15, 1998, the Company and Entropin, Inc., a California
corporation, ("Old Entropin") consummated an Agreement and Plan of Merger (the "Merger Agreement"), whereby the Company acquired all of the issued and outstanding shares of Old Entropin which consisted of 5,700,001 shares of Common Stock and 3,210,487 shares of Series A non-voting preferred stock in exchange for the issuance of 5,700,001 shares of the Company's Common Stock and 3,210,487 shares of Series A non-voting preferred stock. In connection with the Merger, the Company changed its name to Entropin, Inc. and succeeded to the business activity of Old Entropin. The Company has accounted for the transaction as a recapitalization of Old Entropin and assets and liabilities are combined at historical cost.

BUSINESS OF THE ISSUER

     The Company is currently engaged in pharmaceutical research and will be developing a patented medicinal preparation known as Esterom(R) for sale to the public. The Company is the beneficiary of more than 19 years of extensive research and development with respect to the product, Esterom(R), undertaken by Lowell M. Somers, MD, the inventor of the product, and James
E. Wynn, Ph.D., the Company's scientific advisor. The present formulation of Esterom(R) is based on early chemical and clinical studies performed by Drs. Somers and Wynn, in conjunction with other doctors.

     The Company is currently pursuing approval of the product with the U.S. Food and Drug Administration ("FDA"). Esterom(R) is a medicinal preparation formulated for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company has been assigned seven patents issued by the U.S. Patent Office. The Company has a current and open Investigational New Drug ("IND") file with the FDA and is in Phase II of the approval process.

     The two indications tested with the topical application of Esterom(R) were acute lower back sprain and acute painful shoulder. The range of motion of each condition was improved significantly when compared with patients receiving a placebo. The Company believes that these two conditions affect about sixty million Americans each year and represent a substantial domestic market. While palliative treatment is available, there is no effective drug therapy recognized for acute back strain today. There is no estimate available for the size of the international market, which also appears to have potential. Additional markets that will be considered in the future are the domestic and international veterinary market.

THE PRODUCT - ESTEROM(R)

     Dr. Somers originally discovered Esterom(R), a medicinal preparation, in 1979. The product name is derived from its chemical identity and medical purpose since it is an ESTER that improves the range of motion
(ROM) of patients suffering from a painful shoulder or back sprain/strain.

     In 1979, Drs. Somers and Wynn initiated a collaborative effort to study the chemical composition of Esterom(R) and its clinical effects which effort continues today under the Company's aegis. As Chairman of the Department of Pharmaceutical Sciences, College of Pharmacy, Medical University of South Carolina, Dr. Wynn developed a manufacturing method that produced a consistent and stable product which could satisfy FDA requirements. The reproducible hydrolytic process that Dr. Wynn developed led to the discovery of three new molecules in 1993. The three newly discovered molecules are a novel class of benzoylecgonine ("BE"), ecgonine ("EC") and ecgonidine derivatives.

GOVERNMENTAL REGULATIONS

     GENERAL. The manufacturing and marketing of the Company's proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research, which reviews and approves marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's potential products.

     APPROVAL PROCESS. The process of obtaining FDA approval for a new drug takes several years and generally involves the expenditure of substantial resources. The steps required before a new drug can be produced and marketed for human use include clinical trials and the approval of the New Drug Application ("NDA").

     PRE-CLINICAL TESTING. The compound is subjected to extensive laboratory and animal testing to determine if the compound is biologically safe and has the functionality for which its therapeutic use is intended. All animal safety studies must be performed under current good laboratory practices ("GLP").

     INVESTIGATIONAL NEW DRUG (IND). Before human tests can begin, the drug sponsor must file an IND application with the FDA, showing how the drug is made and the results of animal testing. If the FDA does not reject the application within 30 days, IND status permits the Sponsor to undertake initial studies in human volunteer subjects.

     HUMAN TESTING (CLINICAL). Under an IND, the human clinical testing program involves three phases. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated, including the type of statistical analysis that will be done. Each protocol is submitted to the FDA as part of the IND filing. At the present time, two well-controlled clinical trials are required to establish efficacy. Each clinical study is conducted under the auspices of an independent Institutional Review Board ("IRB") for each institution at which the study will be conducted. The IRB will consider, among other things, information on the product, ethical factors, the risk to human subjects, and the potential benefits of therapy relative to risk.

     In Phase I clinical trials, studies usually are conducted on healthy volunteers to determine the maximum tolerated dose, adverse events and pharmacokinetics of a product. Efficacy endpoints, even if surrogate measures, are also obtained if possible. Phase II studies are conducted on a statistically relevant number of patients having a specific disease to determine initial efficacy in humans for a specific disease, and possible adverse effects and safety risks. Phase III normally involves the pivotal trials of a drug, consisting of wide-scale studies on patients with the disease for which the drug is intended, in order to evaluate the overall benefits and risks of the drug for the treated disease. In addition to a placebo, these studies may compare the Company's drug product with other available therapies. Phase I, II and III studies are planned to demonstrate safety and efficacy as required for FDA approval. The FDA continually reviews the clinical trial plans and results and may suggest design changes or may discontinue the trials at any time if significant safety or other issues arise.

     NEW DRUG APPLICATION (NDA). Upon completion of Phase III, the drug sponsor may file an NDA containing all pre-clinical, pharmacology and toxicology information, and clinical and chemical, manufacturing and control ("CMC") information that has been gathered, as well as all other information that is known from any other sources. The information must include essentially all the data collected during the IND phase (e.g. chemical structure and characterization of the drug, formula and manufacturing process, stability in the proposed packaging, animal and laboratory studies, results of all human tests, etc.) and proposed labeling. Once submitted, the FDA has 90 days to accept the application. If the application is accepted, the Company must pay the FDA approximately $200,000 as a user fee in order to continue with the review process.

     APPROVAL. Once a NDA is approved, the manufacturer is required to keep the FDA informed at all times regarding any adverse reactions. Moreover, contract manufacturers that the Company may use must adhere at all times to current Good Manufacturing Practices ("GMP") regulations enforced by the FDA through its facilities inspection program. These facilities must pass a pre-approval plant inspection before the FDA will issue a pre-market approval of the product. The FDA may also require post-marketing testing (Phase IV) to support the conclusion of efficacy and safety of the product, which can involve significant expense. After FDA approval is obtained for initial indications, further clinical trials are necessary to gain approval for the use of the product for additional indications.

     The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any FDA approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the adverse effects of the drug (safety) and its therapeutic benefits (efficacy). Additional preclinical or clinical trials may be required during the FDA review period and may delay marketing approval. A task force established by the FDA has recently proposed significant changes in the design, analysis and reporting of clinical studies conducted under INDs, in response to the results of a Phase III trial of a drug by another company in which severe complications and death occurred. The task force recommended increased requirements for reporting adverse effects and new, more stringent rules that would require clinical trial investigators to assume that toxicities reported by patients are drug-related. If these recommendations are implemented, the length of time and costs associated with obtaining market approval by the FDA are likely to be significantly increased.

     Outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for its products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

FDA STATUS/CONTINUING RESEARCH AND DEVELOPMENT

     IND APPLICATION. Drs. Somers and Wynn filed the IND application on March 9, 1987. The results of four pre-clinical animal studies with no toxicity noted, were incorporated within the IND Application for FDA approval.

     HUMAN TESTING. The Phase I Clinical Study involving 24 healthy male subjects, was concluded with little or no toxicity observed.

     Since Esterom(R) maintained a clear toxicity profile and was shown to be safe in both animals and in healthy male volunteers when applied topically, the FDA approved a protocol for a Phase II Clinical Study. The Phase II clinical study involved a double-blind, randomized, placebo-controlled investigation designed to continue to look for adverse effects and to determine the efficacy of Esterom(R) as compared to a placebo in patients who have an impaired range of motion resulting from acute lower back sprain and acute painful shoulder. The Phase II Clinical Study involved 97 patients, each of whom received two applications of Esterom(R) or placebo, with the second application being performed 24 hours after the first. Overall, Esterom(R) provided relief in both the back and shoulders which was sustained for seven days. There was no clinically observed local anesthetic or analgesic effect. The range of motion for each condition was improved significantly when compared with patients receiving a placebo. Range of motion for the shoulder may be defined as the number of degrees to which the patient may move the arm away from the side in a forward, backward or upward direction.

     The Company has designed the Phase III Protocol and must complete the Phase III studies prior to completion of the New Drug Application required by the FDA for final approval of a new prescription drug. As currently planned, the Phase III studies will include multiple trials in a number of clinical site study centers in differing geographic areas of the U.S., with approximately 300 patients involved in the study of which approximately 150 patients will receive the active drug and 150 patients will receive the placebo. The final study design may change according to possible new FDA requirements. The studies will be double-blind and placebo-controlled. Each study will include a regimen of two applications, with the second application being performed 24 hours after the first and a 30 day follow up.

     The Company is negotiating an agreement with the Western Center for Clinical Studies ("WCCS"), a California corporation experienced in managing pharmaceutical drug products which are at an early stage of development and providing assistance to companies in the process of taking pharmaceutical products to the FDA and through the IND and NDA stages of development in a timely and cost-efficient manner. The proposed WCCS agreement provides that WCCS will implement a business plan to accomplish the scope of its work and assist the Company in implementing its overall business plan. In addition, WCCS will provide additional experienced management with the intent of assisting the Company in developing its product, Esterom(R), to be able to be used commercially. WCCS would be required to oversee necessary studies and clinical trials of Esterom(R), appoint and utilize the services of a Scientific and Medical Advisory Board for the Company, assist in developing a distribution plan, and identify and propose strategic partners and/or distributors for the Company's product. All work preformed by WCCS will be provided by employees and consultants of WCCS, as the Company's subcontractor. The agreement is proposed to have a 33 month term.

     Through Phase II, all CMC work was performed at the Medical University of South Carolina's Pharmaceutical Development Center, College of Pharmacy. Mallinckrodt, Inc. ("Mallinckrodt"), a leading manufacturer of chemicals and drugs has agreed to continue to develop Esterom(R) to meet all FDA and GMP requirements and develop a Drug Master File, file all appropriate CMC documentation with the FDA, supply Phase III clinical study material, and manufacture the product to be used commercially. The proposed WCCS agreement provides that WCCS will advise the Company concerning appropriate monitoring procedures to manage the Company's manufacturing contract with Mallinckrodt and seek alternative companies which have the capability of manufacturing the Company's product, in an effort to minimize any potential
delays or setbacks.   See PROPOSED MANUFACTURING PLANS.

     Esterom(R) is presently a Schedule II controlled substance. However, the results of Phase I and Phase II Clinical Trials showed no central nervous system activity, elevated blood pressure, increase in heart rate or euphoria. The Company believes that the components of the medicine do not cross the blood brain barrier, and consequently, it is expected that there is no propensity for abuse. Therefore, an application has been made to the Drug Enforcement Administration ("DEA") to reclassify Esterom(R) and delist it as a controlled substance.

SUMMARY OF PHASE I/II FINDINGS

     Based on its clinical studies, the Company believes that Esterom(R) may involve a new and unique mechanism of action. The Phase I Study demonstrated that the product did not cause detectable systemic effects including no effect on the cardiovascular system. During the study, Esterom(R) caused no significant adverse events and was observed to be safe. The Company confirmed that in Phase I and Phase II trials, no anesthetic activity or vasoconstrictive activity was observed.

     Although the precise functions of Esterom(R) are not known, the medicinal preparation is neither a local anesthetic nor analgesic. A local anesthetic relieves pain at rest and pain with movement. An analgesic relieves major pain at rest and provides minor pain relief with movement. In comparison and according to patient evaluations, Esterom(R) provides minor relief of pain at rest and major relief of pain during movement.

PROPOSED MANUFACTURING PLANS

     Esterom(R) is made by the solvolysis of cocaine base in propylene glycol and water. The Company believes that the components of the medicine do not cross the blood brain barrier, and consequently, it is expected that there is no propensity for abuse. Cocaine is controlled by the DEA under strict importation regulations specified in law. To the Company's knowledge, Stepan Company ("Stepan") is the only company that can import coca leaves and process them for the extraction of cocaine bases. This base is shipped to Mallinckrodt for purification and sale on the medical and scientific market. Stepan and Mallinckrodt work with the DEA to set annual quotas for importing the coca leaves related to projected use and sale of the processed cocaine. Because of federal restrictions, Esterom(R) can not be manufactured outside of the United States for sale in the United States. As a result, Mallinckrodt is currently the sole source for cocaine and for producing Esterom(R).

     Mallinckrodt has supplied all of the Company's cocaine for the laboratory manufacture of the product for use in research and clinical trials, and has been aware of the development of the drug since the IND application was filed. The Company has entered into a ten (10) year manufacturing contract with Mallinckrodt. Mallinckrodt has agreed to perform the CMC work necessary to meet FDA Drug Master File requirements. Although Mallinckrodt believes it can increase the coca leaf importation quotas to supply the bulk active material as required, there is no assurance that sufficient importation quotas can be maintained, or that additional governmental regulations are not imposed on the Company or its suppliers, which may affect the Company's ability to market the product.

PROPOSED MARKETING PLANS

     The Company is a startup company engaged in research and development of pharmaceuticals and has no plans to market its products. The proposed WCCS agreement provides that WCCS will implement a business plan to accomplish the scope of its work and assist the Company in implementing its overall business plan. In addition, WCCS will provide for additional experienced management with the intent of assisting the Company in developing its product, Esterom(R), to be able to be used commercially. With the assistance of WCCS, the Company will develop a distribution plan and identify and propose strategic partners and/or distributors for the Company's product.

ROYALTY COMMITMENTS

     In 1993, the Company entered into a 30 year compensation agreement with the limited partners of I.B.C., a California limited partnership, which comprised 64.28% of the limited partnership. The I.B.C. Limited Partnership participated in the early development of Esterom(R) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the compensation agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the drug, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 1997, no liabilities have been accrued with respect to this agreement.

     In a separate agreement with a former I.B.C. limited partner, the Company has agreed to pay the partner 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partner 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay the former limited partner the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 31, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partner. As of December 31, 1997, the total liability accrued with respect to this agreement aggregated $155,495. See FINANCIAL STATEMENTS, NOTE 6.

PATENTS

     Esterom(R) is protected by a U.S. Composition Patent granted December 27, 1994 which includes safeguarding the discovery of three new molecules. The Company's patents are as follows: Patent #5,559,123 granted September 24, 1996 with the Company as Assignee; Patent #5,525,613 granted June 11. 1996 with the Company as Assignee; and, Patent #5,376,667 granted December 27, 1994 with the Company as Assignee. In addition, Dr. Lowell M. Somers obtained the following initial patents which he subsequently assigned to the Company in September, 1992; #4,512,996 granted April 1985; Patent #4,469,700 granted September 1984; and, Patent #4,556,663 granted December, 1985. Although the Company has obtained approval on Patent Application #5,556,663, the Patent has not yet been issued. The Company has estimated that an aggregate of approximately 17 years of patent protection remains.

     Drs. Wynn and Somers have assigned to the Company their respective rights to the U. S. Patents and for foreign countries. In December, 1993, an International Patent Application was filed under the Patent Cooperation Treaty in the U.S. Receiving Officer, whereby the Company's technology will be protected for a significant market worldwide.

EMPLOYEES

     As of December 31, 1997, the Company had no full time employees. As of the date hereof, the Company has two full time employees at its corporate headquarters in Indio, California. In addition, the Company has subcontracted with an individual for corporate financial services. The Company believes that relations with its employees are good.

     The proposed WCCS agreement contemplates a period of 33 months for purposes of completing the testing requirements necessary for FDA approval for the Company's product, Esterom(R), in exchange for $880,400 and options to purchase an aggregate of 450,000 shares of the Company's common stock at $1.50 per share, exercisable over a five (5) year period. Officers of WCCS will serve in the following positions in the Company: Dr. Daniel L. Azarnoff, President; Dr. Lois Rezler, Vice President of Science and Regulatory Affairs; and, Dr. Roy S. Azarnoff, Chief Operating Officer.
Drs. Azarnoff, Rezler and Azarnoff will not receive compensation in addition to the management fees paid to WCCS by the Company, for their services rendered to the Company as its officers. The proposed WCCS agreement provides that Daniel Azarnoff will serve as the Company's President until such time as the Company hires an experienced individual to serve as its President, and Drs. Rezler and Roy Azarnoff will serve in their respective capacities until the termination of the WCCS contract.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases 800 square feet of office space as its corporate headquarters in Indio, California from one of its principal stockholders, Thomas T. Anderson, at a monthly rent of $1,040, for a two year term which expires February 1, 2000, which the Company believes to be market or below market rate for comparable office space.

     Upon execution of the WCCS agreement, the Company will seek additional office space in Woodland Hills, California in order to provide facilities for the WCCS office staff. The present market rate for office space in Woodland Hills, California ranges from $1.80 to $2.00 per square foot per month and the Company anticipates that it will require approximately 3,000 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997. However, on January 15, 1998, the security holders of the Company voted on and approved: (i) an Agreement and Plan of Merger (the Merger") pursuant to which the Company acquired all of the issued and outstanding shares of stock of Entropin, Inc., a California corporation; (ii) an amendment to the Company's Articles of Incorporation to change the name from Vanden Capital Group, Inc. to Entropin, Inc.; (iii) an amendment to the Company's Articles of Incorporation to effect a 1-for-300 reverse stock split whereby each 300 currently authorized and outstanding shares of the Company's $.0001 par value Common Stock (the "Old Common Stock") will be exchanged and converted into one share of $.001 par value Common Stock (the "New Common Stock"); and, (iv) amendment to the Company's Articles of Incorporation to fix the number of authorized shares of capital stock of the Company at a total of 60,000,000 shares, 50,000,000 of which shall be designated as New Common Stock ($.001 par value), and 10,000,000 of which shall be classified as $.001 par value Preferred Stock. The amendments to the Company's Articles of Incorporation were approved by a majority of the outstanding shares of Common Stock at a meeting of all of the Company's shareholders held on January 15, 1998, pursuant to applicable provisions of the Colorado Business Corporation Act.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock began trading on the Electronic Bulletin Board on February 25, 1998, under the trading symbol "ETPN". The following table sets forth the high and low bid prices for the Company's Common Stock for the past two years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.

                                                 High            Low
                                                  Bid            Bid
                                                  ---            ---
          1998 Fiscal Year
          ----------------

          First Quarter                          $3.375         $3.00

          Second Quarter
           (through April 6, 1998)               $3.375         $3.375

     On April 6, 1998, the last reported bid and asked prices for the Common Stock were $3.375 and $5.00, respectively.

HOLDERS

     As of April 6, 1998, the Company had approximately 217 holders of record of the Company's Common Stock, and 5 holders of record of the Company's Series A Preferred Stock.

DIVIDENDS

     The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. Since its inception, the Company has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues for the period from August 27, 1984 (inception) through December 31, 1997. Entropin has devoted substantially all its resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business. From inception until December 31, 1997, Entropin has incurred expenses of $3,752,854 in research and development fees, $511,255 in general and administrative expenses and $239,698 in interest resulting in a loss of $4,561,175 for the period from inception (August 27, 1984) to December 31, 1997. For the year ended December 31, 1997, Entropin incurred $683,209 in research and development fees, $269,853 in general and administrative expenses and $127,386 in interest expense, resulting in a loss of $1,098,448. Research and development fees incurred during 1997 were approximately $515,000 higher than in 1996. The increase related primarily to recording research and development expense and contributed capital for the estimated value of common stock ($518,000) contributed by certain shareholders to an individual in exchange for research and development services provided since inception of the Company. General and administrative expenses incurred during 1997 were approximately $168,000 higher than in 1996. The increase related primarily to recording legal expense and contributed capital for the estimated value of common stock ($156,000) contributed by certain shareholders to an individual for business advisory and legal services.

     Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. As described below, the Company has successfully completed a private placement and a recapitalization of the Company that will provide additional liquidity for the Company for current
operations.   The Company estimates, however, that it will require
additional funding of up to $8,000,000 over the next three years to successfully complete the FDA approval process. In addition, the Company has had no experience in marketing the medicine. As a result, Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

CAPITAL RESOURCES AND LIQUIDITY

     In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common stock, loans and advances from shareholders. At December 31, 1997, outstanding liabilities to shareholders, including accrued interest, aggregated $1,710,487.

     On January 15, 1998, the Company completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 per unit, or $2.75 per share, which resulted in gross proceeds of $825,000. Concurrent with the private placement the Company completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of the Company for 5,220,000 shares of Vanden's $.001 par value common stock. Pursuant to the agreement Vanden provided cash of $220,000.

     On January 15, 1998, the Company issued 3,210,487 shares of Series A redeemable non-voting, noncumulative 8% preferred stock in exchange for an aggregate of $3,210,487 of notes payable to shareholders and accrued interest and for various other liabilities of the Company.

     The Company is currently negotiating an agreement with the Western Center for Clinical Studies, a California company experienced in managing pharmaceutical development, including providing assistance in taking pharmaceutical products to the FDA and through clinical trials and New Drug Application stages of development. The proposed agreement has a 33-month term, at the end of which the Company's primary product may be approved for marketing. The Company will be required to pay management fees of approximately $880,400 over the term of the agreement, as well as provide stock options to purchase 450,000 shares of Entropin common stock over a 33 month period at an exercise price of $1.50 per share.

EFFECT OF INFLATION AND FOREIGN CURRENCY EXCHANGE

     The Company has not experienced material unfavorable effects on its results of operations due to currency exchange fluctuations with any foreign suppliers or material unfavorable effects upon its results of operations as a result of domestic inflation.

YEAR 2000 ISSUE

     The Company's management does not believe that the Company will be materially adversely affected by the computer software Year 2000 issue.
The Company does not have significant exposure to the Year 2000 issue. The Company's vendors and suppliers may have some exposure to the issue but at this time, management does not anticipate a material adverse impact on the Company's operations.

FORWARD LOOKING INFORMATION

     Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain regulatory approval for its product including but not limited to the FDA, (ii) the ability of the Company to obtain meaningful consumer acceptance and a successful market for the product on a national and international basis at competitive prices, (iii) the ability of the Company to develop and maintain an effective national and international distribution plan, (iv) success of the Company in forecasting demand for its product, (v) the ability of the Company to maintain pricing and thereby maintain adequate profit margins,
(vi) the ability of the Company to achieve adequate intellectual property protection.

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-20 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As reported in the Company's Form 8-K/A dated March 24, 1998, on January 15, 1998, Entropin, Inc. and Entropin, Inc., a California corporation, ("Old Entropin") consummated an Agreement and Plan of Merger (the "Merger") pursuant to which the Company acquired all of the issued and outstanding shares of stock of Old Entropin. In connection with the Merger, the Company changed its name to Entropin, Inc. and succeeded to the business activity of Old Entropin, which ceased to exist. Further, in connection with the Merger, the Company elected to change its accountants to that of Old Entropin. As a result, on January 15, 1998, the Company dismissed the accounting firm of Schumacher & Associates, Inc., Englewood, Colorado, who have acted as certifying accountants for the Company for the year ending May 31, 1997.

     None of the prior certifying accountants' reports on the Company's financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principle. The change of principal accountants was approved by the Company's Board of Directors on February 16, 1998. The Company is unaware of any disagreement with Schumacher & Associates, Inc. on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which would have caused said accountants to make reference to the subject matter in connection with any report issued by same.

     In connection with the Merger, effective January 15, 1998, the Company has engaged the accounting firm of Causey Demgen & Moore Inc., to act as certifying accountants for the year ending December 31, 1997. The application of accounting principles to a specific completed or contemplated transaction, or to the type of audit opinion that might be rendered was not an important factor in the decision to change accounting firms.


                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following sets forth certain information with respect to the officers and directors of the Company.

Name                     Age  Officer or Position           Director Since
----                     ---  -------------------           -------------

Higgins D. Bailey        68   President, Chief Executive    July, 1992
                              Officer, and Chairman of
                              the Board

Daniel L. Azarnoff, M.D. 71   Director                      January, 1998

Donald Hunter            64   Secretary and Director        January, 1998

Dewey H. Crim            61   Principal Accounting Officer, February, 1998
                              Treasurer and Director

James E. Wynn, Ph.D.     56   Director                      February, 1998

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

      The following sets forth biographical information concerning the Company's directors and executive officers for at least the past five years.

     HIGGINS D. BAILEY has been an officer and director of the Company since July 1992 serving as its President and Chief Executive Officer and is currently the Chairman of the Board of the Company. From 1995 to 1996, Mr. Bailey was serving as Interim President and Chief Executive Officer for the Pharmaceutical Educational and Development Foundation at the Medical University of South Carolina, Charleston, South Carolina, which formulates and manufactures pharmaceutical products. From 1991 to present, he was also business manager for Thomas T. Anderson Law Firm, Indio, California. Prior to 1991, Mr. Bailey owned and operated various travel and tour related companies which subsequently merged into larger organizations. In addition, Mr. Bailey was an educator for over 25 years. Mr. Bailey received a B.A. degree in biology from Eastern Washington University, a M.S. degree in program planning and personnel and Ed.D. in administration and management from the University of California, Berkeley, California.

     DANIEL L. AZARNOFF, M.D., has been a director of the Company since February 1998. From 1988 to present, Dr. Azarnoff has served as President of D. L. Azarnoff Associates, a company engaged in consulting for various pharmaceutical and biotechnology companies including Sandoz, Orion Pharma, DeNovo, Inc., Cibus Pharmaceutical and Cellegy Pharmaceuticals, Inc. From 1978 to 1985, Dr. Azarnoff was Corporate Senior Vice President of G.D. Searle & Co., an international pharmaceutical company, and from 1978 through 1985 served as President of Searle Research and Development, a division of G. D. Searle & Co. Dr. Azarnoff was on the faculty of the University of Kansas Medical School ("KUMC") from 1962 through 1978 rising to the rank of KUMC Distinguished Professor of Medicine and Pharmacology. Dr. Azarnoff has also held faculty positions at Northwestern University Medical School, the University of Chicago Medical School, St. Louis University School of Medicine and was a Fulbright Scholar at the Karolinska Institute in Stockholm, Sweden. Dr. Azarnoff is a member of various medical and honorary societies including the Institute of Medicine of the National Academy of Sciences. He has lectured extensively within and outside the United States, and published numerous scientific articles and books on various aspects of clinical pharmacology. Dr. Azarnoff has served on various advisory committees, including the Endocrine and Metabolism and other Ad Hoc advisory committees of the Food and Drug Administration, World Heath Organization, American Medical Association, National Institutes of Health and National Research Council of the National Academy of Sciences. Dr. Azarnoff has served on the Science Advisory Board of various corporations which include Neurobolobical Technology, Inc., Gilead Science, Inc., Oread, Inc., Cibus Pharmaceutical and Sandoz Research Institute. Dr. Azarnoff has served or is serving as a director on the following privately held pharmaceutical drug and development companies: Oread, Inc., Cibus Pharmaceutical and DeNovo, Inc. Dr. Azarnoff serves as Vice President, Medical/Regulatory Affairs for Cellegy Pharmaceutical, Inc. None of the above corporations are developing drugs similar to the Company's products. Dr. Azarnoff received a B.S. degree in biology and a M.S. degree in zoology from Rutgers University. Dr. Azarnoff received an M.D. degree from the University of Kansas Medical School.

     DONALD HUNTER has been a director and the Secretary of the Company since January 1998. Since 1994, Mr. Hunter has served as a consultant to Entergy Corporation as well as other industrial concerns dealing with mergers/acquisitions and other business matters. From 1991 to 1994, he was senior vice president of Entergy Corporation and was responsible for the merger activities with Gulf States Utilities. Prior to 1991, Mr. Hunter was president and chief operating officer of Louisiana Power & Light Company and executive vice president and chief operating officer of New Orleans Public Service, Inc. In addition, he has served on the board of directors of a number of companies and service companies. His prior business affiliations include positions as vice president for Yankee Atomic Electric, president and majority owner of Pioneer Steel Company, and various executive positions with Helix Technology Corporation. Mr. Hunter received a B.S. degree in chemical engineering from Purdue University and a M.S. in nuclear engineering from Iowa State University.

     DEWEY H. CRIM has been a director and the Treasurer of the Company since January 1998. Mr. Crim currently serves as President and Chief Executive Officer of the Links Foundation, Inc. From 1995 to 1997, he served as Executive Vice President of The Inspirational Network, a national
cable television company.   From 1980 to 1995, Mr. Crim was employed with
BellSouth Corporation, a national telecommunications company, where he served as President of two subsidiaries: TechSouth, Inc., and BellSouth Media Technology, Inc. Mr. Crim later served as a senior business development strategist on the BellSouth Corporate staff. In addition, his responsibilities included negotiating an alliance between Walt Disney Company and three regional telephone companies which subsequently became Americast Corporation. Mr. Crim was also founder and President of Central Computer Services, Inc., a computer service company which provided support services to more than 50 banks. Mr. Crim began his career at Electronic Data Systems Corp. in Dallas, Texas. Mr. Crim serves as a director on the following privately held companies: Telecom Wireless Solutions, Inc., a wireless telecommunications company, and Eastside Bank, a federal savings bank. Mr. Crim received a B.S. degree in business and accounting from the University of Alabama.

     JAMES E. WYNN, Ph.D. has been a director of the Company since February 1998. Dr. Wynn has served as Professor and Assistant Dean for Research at the Medical University of South Carolina. His responsibilities include faculty development and research funding plans for the college which are currently being implemented. From 1969 to 1982 Dr. Wynn was a faculty member at the University of South Carolina College where he rose to the rank of Professor of Medicinal Chemistry. In 1982 he assumed the position of Professor and Chairman of the Department of Pharmaceutical Sciences, College of Pharmacy, Medical University of South Carolina. In this position Dr. Wynn implemented a new Ph.D. program and developed a viable research program in pharmaceutical sciences. He established and operated South Carolina's only Drug Bioequivalence Evaluation Program, serving as the principal investigator on 25 drug bioavailability/clinical evaluation trials. Dr. Wynn led the development of the Pharmaceutical Development Center (PDC), a contract GMP facility for the formulation and manufacture of clinical supplies for the pharmaceutical industry. Dr. Wynn, as the Company's scientific advisor, co-authored the patents, supervised the final process for laboratory manufacturing of Esterom(R), and the analytical work to identify three newly discovered molecules. Since 1984, Dr. Wynn has served as co-principal investigator for Entropin's Phase I and Phase II clinical studies. Dr. Wynn has authored numerous articles which have appeared in scholarly and professional publications. Recognized as an outstanding educator in pharmacy, Dr. Wynn received 45 teaching awards over the past 20 years, including recognition as the 1995 South Carolina "Governor's Professor of the Year". Dr. Wynn received his B.S. degree in pharmacy and his Ph.D. in medicinal chemistry with a minor in analytical chemistry from the Medical College of Virginia, Virginia Commonwealth University, Richmond, Virginia.

FAMILY RELATIONSHIPS

      There are no family relationships between the Company's officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

     During the year ended December 31, 1997, no executive of the Company received in excess of $100,000 in salary and/or bonuses.

COMPENSATION OF DIRECTORS

     STANDARD ARRANGEMENTS.

     Members of the Company's Board of Directors are not compensated in their capacities as Board Members. However, the Company reimburses all of its officers, directors and employees for accountable expenses incurred on behalf of the Company.

     OTHER ARRANGEMENTS. The Company has no other arrangements pursuant to which any director of the Company was compensated during the year ended December 31, 1997, for services as a director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     None of the Company's officers presently have employment agreements with the Company.

REPORTING ON REPRICING OF OPTIONS/SARS

     Not applicable.

STOCK OPTION PLAN

     The Company has adopted a stock option plan (the "Plan") for key employees reserving a total of 16,667 shares of the Company's Common Stock, adjusted in accordance with subsequent recapitalization in the capital structure of the Company, for issuance pursuant to the exercise of stock options (the "Options") which may be granted to employees (including officers), consultants and directors of the Company. The plan is administered by the Board of Directors, or at its discretion by a stock option committee (the "Committee") consisting of not less than three directors. Members of the Committee are eligible to participate in the Plan. The Committee may determine which Options may be options intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or non-qualified options ("Non-Qualified Stock Options") which are not intended to so qualify. Options may be granted to employees (including officers), consultants and directors (whether or not they are employees) of the Company or its subsidiaries.
The Committee may take into account the duties of persons selected, their present and potential contributions to the success of the Company and such other considerations as the Committee deems relevant to the purposes of the Plan. Incentive Stock Options may not be granted to consultants and directors who are not also employees. The Board is empowered to make all other determinations deemed necessary or advisable for the administration of the Plan.

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

     If an optionee ceases to be employed by or be a director of or consultant to the Company or its divisions or subsidiaries for any reason other than death, disability, retirement or termination for cause, the optionee may exercise all Options within three months following such cessation to the extent exercisable on the date of cessation. If an optionee's employment or consulting relationship is terminated or a director is removed for cause, all Options held by him will terminate immediately. If an optionee dies while a director of or while employed by, or a consultant to the Company, or during the three-month period following termination of the optionee's employment, directorship or consulting relationship (other than for cause) or if the optionee retires or becomes disabled, the optionee's Options, unless previously terminated, may be exercised, whether or not otherwise exercisable, by the optionee or his legal representative or the person who acquires the Options by bequest or inheritance at any time within one year following the date of death, disability or retirement of the optionee. An Option granted under the Plan is not transferable by the optionee other than by will or by the laws of descent and distribution and, during the lifetime of the Optionee, may be exercised only by the optionee, his guardian or legal representative. Unless sooner terminated, the Plan will expire on July 2, 1998.

     As of December 31, 1997, no options have been granted under the Plan.

STOCK BONUS PLAN

     As an incentive to attract and keep personnel of experience and ability with the Company, the Board of Directors, with shareholder approval, adopted a Stock Bonus Plan, whereby all salaried employees of the Company and its subsidiaries, other than non-salaried directors ("eligible employees"), are eligible to periodically receive shares of the Common Stock of the Company. Eligible employees shall not be eligible to receive shares until they have been employed by the Company for at least one year. The aggregate fair market value of shares which may be allocated to an employee in any year may not exceed 20% of his salary. The value of the shares allocated each year shall be based on the bid price of the Company's stock on the date of allocation or, if there is no bid price quotation on that date, on the most recent bid quotation within the prior 90 days, and, if no bid quotation has been given in that period, the Stock Bonus Plan Committee (the "Committee") shall determine the value of the shares on the book value of the stock on the date of allocation. A bonus share reserve of 16,667 shares of Common Stock of the Company, adjusted in accordance with subsequent recapitalization in the capital structure of the Company, has been established from which the distributions may be made at the discretion of the Committee. The

Committee is to be appointed by the Board of Directors and to consist of at least three members. The Board of Directors shall act as the Committee if no appointments are made.

     Pursuant to the plan, bonus shares may be allocated to an eligible employee at any time, but delivery of the shares to the employee does not take place until the employee has completed two full years of employment with the Company commencing from the date of allocation. During the two-year period, the Company serves as custodian for the shares allocated and the shares may not be transferred, sold, assigned or pledged (as collateral for a loan or as security for the performance of an option or for any other purpose). In addition, if the employee leaves the employ of the Company for any reason (including termination of operations of the Company) during the two-year period, the shares allocated are forfeited. Unless sooner terminated, the Plan will expire on July 2, 1998.

     As of December 31, 1997, no shares have been granted under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the date hereof, the ownership of the Company's Common Stock and Series A Preferred Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.


     Common Stock   Series A Preferred Stock
     ------------   ------------------------


                                 Common Stock        Series A Preferred Stock
                                 ------------        ------------------------

                             Amount and                Amount and
                              Nature of                Nature of
Name and Address             Beneficial     Percent    Beneficial    Percent
 of Shareholder              Ownership(1)   of Class  Ownership(1)   of Class
-----------------            ------------   --------  ------------   --------
Higgins D. Bailey            1,404,093 (2)    23.4%     178,000         5.6%
45926 Oasis Street
Indio, CA 92201

Thomas T. Anderson           1,404,093 (3)    23.4%     710,041 (4)    22.1%
45926 Oasis Street
Indio, CA 92201

Milton D. McKenzie           1,650,417 (5)    27.5%         -0-          -0-
45926 Oasis Street
Indio, CA 92201

Caroline T. Somers           1,005,793        16.8%     822,446 (6)    25.6%
233 Paulin, No. 8512
Calexco, CA 92231

Lowell M. Somers             1,005,793 (7)    16.8%     822,446        25.6%
233 Paulin, No. 8512
Calexco, CA 92231

James E. Wynn                  518,085         8.6%   1,500,000        46.7%
306 Ayers Circle
Summerville, SC 29485

Daniel L. Azarnoff, MD             -0-          -0-         -0-          -0-
433 Airport Blvd., Suite 419
Burlingame, CA 94010-2014

Donald Hunter                  150,000 (8)     2.5%         -0-          -0-
598 Kinzie Island Court
Sanibel, FL 33957

Dewey H. Crim                   20,000 (9)     0.3%         -0-          -0-
242 Southern Hills Drive
Duluth, GA 30039

All Directors and            2,092,178        34.5%   1,678,000        52.3%
Executive Officers as a
group (5 persons)
____________
(1)  Calculated pursuant to Rule 13d-3(d) of the Securities Exchange
     Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.
     Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2)  Owned in joint tenancy with Shirley A. Bailey, the spouse of Higgins
     D. Bailey.
(3) Held of record by Higgins D. Bailey as security for a loan made by Mr. Bailey to Mr. Anderson. Milton D. McKenzie has sole voting power with respect to these shares.
(4) Held of record by David M. Chapman and Samuel F. Trussell as security for deferred compensation owed to Messrs. Chapman and Trussell by Mr. Anderson.
(5) Including 1,404,093 shares held in the name of Higgins D. Bailey, as pledgee in connection with a loan made by Higgins D. Bailey to Thomas
     T. Anderson which is collateralized by the shares, and over which Mr. McKenzie has sole voting power as a result of an irrevocable proxy granted to Mr. McKenzie by Mr. Anderson in connection with a loan made by Mr. McKenzie to Mr. Anderson which is collateralized by the same shares. In addition, includes 143,490 Shares held of record by CapMac Eighty-two, a limited partnership of which Mr. McKenzie is a general partner.
(6) Includes 822,446 shares of Series A Preferred Stock owned by Lowell M. Somers, the spouse of Caroline T. Somers.
(7) Includes 1,005,793 shares of Common Stock owned by Caroline T. Somers, the spouse of Lowell M. Somers.
(8) Of these shares, 10,000 shares are held in the name of Deloras Decker Hunter, Trustee of the Deloras Decker Hunter Generation Skipping
     Trust. Deloras Decker Hunter is the spouse of Mr. Hunter and Mr. Hunter is deemed to have voting control over these 10,000 shares. In addition, these shares include 60,000 shares underlying an option assigned to Mr. Hunter in January, 1998.
(9) These shares are owned in joint tenancy with Virginia Crim, the spouse of Dewey H. Crim.

CHANGES IN CONTROL

     There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     During 1997, the Company received advances from a stockholder totaling $15,000. The advances did not bear interest and were payable upon demand. In addition, during 1996 and 1997, the Company was advanced an aggregate of $73,873 by a stockholder from the stockholder's personal line of credit.
In January 1998, the above referenced debts were paid in full, along with interest charges incurred by the stockholder resulting from the advances.

     The Company had accrued the following long-term debt owed to stockholders at December 31, 1996 and 1997:

                                                  1997           1996
                                                  ----           ----
8% Note payable - Stockholder, issued for
cash advances, principal plus accrued
interest due December 31, 2000,
unsecured                                      $  631,678     $  631,678

8% Note payable - Stockholder, issued
for cash advances, principal plus
accrued interest due December 31,
2000, unsecured                                   178,000        178,000

8% Note payable - Stockholder,
issued for past services, principal
plus accrued interest due December 31,
2000, unsecured                                   731,678        731,678

Accrued interest payable                           60,341        169,131
                                               ----------     ----------

                                               $1,601,697     $1,710,487
                                               ==========     ==========

     On January 15, 1998, the Company converted all above noted long-term debt plus accrued interest to 1,710,487 shares of the Company's redeemable 8% non-voting, non-cumulative Series A Preferred Stock at $1 per share, for a total of $1,710,487.

     During November 1997, the Company began negotiating with James E. Wynn regarding compensation for research and development services provided since the inception of the Company. In exchange for these past services, the Company agreed to issue an 8% note payable to the individual in the principal amount of $1,500,000 maturing December 31, 2000. Subsequent to year end, the Company converted this obligation to 1,500,000 shares of its non-voting, non-cumulative redeemable Series A preferred stock, at $1.00 per share. In December, 1997, certain shareholders of the Company contributed a portion of their common stock to Dr. Wynn as partial settlement for research and development services (259,042 shares valued at $518,000, approximately $2.00 per share). The expense and related capital contributions were reflected at December 31, 1997. Dr. Wynn was subsequently appointed a Director to the Company's Board in February, 1998.

     In January 1998, the Company entered into an agreement with James E. Wynn, a director of the Company, whereby the Company granted Dr. Wynn a non-exclusive right to develop new products that contain the same active
ingredients as Esterom(R), but are formulated differently.   All rights to
the improved products will remain the exclusive property of the Company and Dr. Wynn will receive two (2%) percent royalties on the net sales of all new improved products. The expiration date of this agreement is January 1, 2003.

     On January 29, 1998, the Company obtained Directors and Officers indemnity liability insurance coverage, including securities coverages, in the amount of $3,000,000 which indemnifies the Company against claims, as well as provides coverage against any claims against the officers and directors of the Company which (i) the Company is not legally permitted or required to pay or (ii) when the Company is legally required or permitted to pay such loss as indemnity to the Directors and Officers but cannot in fact pay such loss due solely to the financial insolvency of the Company.

     There is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being or may be sought, and the Company is not aware of any other pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the small business issuer of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

     In February 1998, the Company entered into a lease arrangement with one of its principal shareholders, Thomas T. Anderson. The lease encompasses 800 square feet of office space at a monthly rate of $1,040.

     On February 16, 1998, the Company's Board of Directors approved a contract between the Company and Dr. Wynn, whereby Dr. Wynn will manufacture a duplicate sample of the Phase II clinical material necessary for quality control of the clinical supply manufactured in the Mallinckrodt laboratories.

     The Company is currently negotiating an agreement with WCCS whereby WCCS will assist the Company in completing successfully the Phase III study and NDA Phase for FDA approval of the Company's product, Esterom(R), in exchange for $880,400 and options to purchase an aggregate of 450,000 shares of the Company's common stock at $1.50 per share over a five (5) year period. The proposed agreement contemplates a term of 33 months and will provide that certain officers of WCCS will serve in the following positions in the Company: Daniel L. Azarnoff, President; Lois Rezler, Vice President of Science and Regulatory Affairs; and, Roy S. Azarnoff, Chief Operating Officer. Dr. Daniel Azarnoff is an officer of WCCS and has served as a Director on the Company's Board since February, 1998.

TRANSACTIONS WITH PROMOTERS

     Not applicable.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Form 10-KSB:

          Financial Statements of Entropin, Inc.

          Report of Independent Certified Public Accountants

          Balance Sheets - December 31, 1997 and 1996

          Statements of Operations - Years ended December 31, 1997 and 1996, and for the Period from August 27, 1984 (Inception) Through December 31, 1997

          Statements of Changes in Stockholders' Equity - For the Period from August 27, 1984 (Inception) Through December 31, 1997

          Statements of Cash Flows - Years ended December 31, 1997 and 1996, and for the Period from August 27, 1984 (Inception) Through December 31, 1997

          Notes to Financial Statements - December 31, 1997 and 1996 Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
 Number   Description
-------   -----------

3.1       Articles of Incorporation(1)

3.2       Bylaws(1)

3.3 Articles of Merger, as filed with the Colorado Secretary of State on January 15, 1998.(2)

3.4 Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on January 15, 1998, as correct.(2)

4.3 Specimen copy of stock certificate for Common Stock,$.001 par value; Specimen copy of stock certificate for Series A Preferred Stock,$.001 par value(2)

10.1      Stock Option Plan(1)

10.2      Stock Bonus Plan(1)

10.3 Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc.(2)

10.4 Agreement dated January 1, 1997, between the Registrant and Mallinckrodt, Inc. (Development and Supply Agreement)

10.5 Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson

10.6 License Agreement dated January 1, 1998, between the Registrant and Dr. James E. Wynn

10.7 Assignment of Patent #4,556,663 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.

10.8 Assignment of Patent #4,512,996 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.

10.9 Assignment of Patent #4,469,700 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.

10.10 Assignment of rights in the application for Letters Patent under Serial Number 07/999,307 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated February 16, 1993

10.11 Assignment of rights in the application for Letters Patent under Serial Number 08/260,054 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated July 29, 1994

16.0 Statement from Schumacher & Associates, the prior certifying accountant in response to the information disclosed in the Company's Form 8-K dated March 25, 1998, captioned "Changes in Registrant's Certifying Accountant".(3)

27        Financial Data Schedule

___________
(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, No. 33-23693 effective October 21, 1989.
(2) Incorporated by reference from the like numbered exhibits filed with the Registrant's Current Report on Form 8-K, dated January 15, 1998
(3) Incorporated by reference from an exhibit numbered 4.0 as filed with the Registrant's Current Report on Form 8-K, dated March 25, 1998

     During the quarter ended December 31, 1997, the Company filed no Current Reports on Form 8-K. However, during the quarter ended March 31, 1998, the Company filed Current Reports on Form 8-K as follows:

     (i) Form 8-K, dated January 15, 1998, as amended, reporting the consummation of the acquisition of all of the issued and outstanding shares of Entropin, Inc. by the Company pursuant to Item 2 thereof.

     (ii) Form 8-K, dated January 22, 1998, reporting developments in the Company's business under Item 5 thereof.

     (iii)Form 8-K, dated February 25, 1998, reporting developments in the Company's business under Item 5 thereof.

     (iv) Form 8-K, dated March 25, 1998, reporting Changes in Registrant's Certifying Accountants under Item 4, and reporting change of the Company' fiscal year under Item 8.

          Required exhibits are attached hereto or are incorporated by reference and are listed in Item 13(a)(3) of this Report.

          Required financial statements are attached hereto and are listed in Item 13 of this Report.

                               SIGNATURES
                               -----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 1998                    ENTROPIN, INC.


                                        By /s/ Higgins D. Bailey
                                          ----------------------------------
                                        Higgins D. Bailey,
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                          Date
----------                 -----                          ----

 /s/ Higgins D. Bailey     President, Chief Executive     April 14, 1998
-------------------------- Officer and Chairman of the
Higgins D. Bailey          Board


 /s/ Daniel L. Azarnoff    Director                       April 14, 1998
--------------------------
Daniel L. Azarnoff


 /s/ Donald Hunter         Secretary and Director         April 14, 1998
--------------------------
Donald Hunter


 /s/ Dewey H. Crim         Treasury, Director and         April 14, 1998
-------------------------  Principal Accounting
Dewey H. Crim              Officer


 /s/ James E. Wynn         Director                       April 14, 1998
-------------------------
James E. Wynn

                      INDEX TO FINANCIAL STATEMENTS
                      -----------------------------

                             ENTROPIN, INC.



Report of Causey Demgen & Moore Inc. Independent
 Certified Public Accountants. . . . . . . . . . . . . . . . . . . . .F-2

Balance Sheets As of December 31, 1997 and 1996. . . . . . . . . . . .F-3

Statements of Operations
     For Years Ended December 31, 1997 and 1996, and for the
      Period from August 27, 1984 (Inception) Through
      December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . .F-4

Statements of Changes in Stockholders' Equity
     For the Years  Period from August 27, 1984 (Inception) Through
      December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . .F-5

Statements of Cash Flows
     For Years Ended December 31, 1997 and 1996, and for the
      Period from August 27, 1984 (Inception) Through
      December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . .F-6

Notes to Financial Statements
     December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . .F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Entropin, Inc.


We have audited the accompanying balance sheet of Entropin, Inc. (a development stage company) as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

Denver,  Colorado
February 22, 1998, except
for Note 9, as to which the               /s/ CAUSEY DEMGEN & MOORE INC.
date is March 19, 1998                    Causey Demgen & Moore Inc.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                           December 31, 1996 and 1997

                                     ASSETS
                                     ------

                                                                  1996          1997
                                                                  ----          ----
Current assets:
   Cash                                                       $    1,677    $      291
   Accounts receivable - stockholder (Note 2)                      5,000         5,000
                                                              ----------    ----------
     Total current assets                                          6,677         5,291

Deferred stock offering costs (Notes 4 and 8)                          -        10,746

Patent costs, less accumulated amortization of
   $22,300 (1996) and $40,300 (1997)                             218,326       266,456
                                                              ----------    ----------

                                                              $  225,003    $  282,493
                                                              ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

Current liabilities:
   Accounts payable                                           $  148,557    $  329,813
   Advances - stockholders (Note 2)                               21,036        98,873
                                                              ----------    ----------
     Total current liabilities                                   169,593       428,686

Long-term debt:
   Stockholders (Note 2)                                       1,601,697     1,710,487
   Deferred royalty agreement (Note 6)                           111,440       155,495
   Compensation agreement (Note 6)                             1,430,000     1,500,000
                                                              ----------    ----------
     Total long-term debt                                      3,143,137     3,365,982

Commitments and contingencies (Notes 6 and 8)

Series  A  redeemable  preferred  stock,  $.001  par  value,   3,210,487  shares
   authorized, no shares issued
   and outstanding (Notes 3 and 8)                                     -             -

Stockholders' equity (deficit) (Notes 4 and 8):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A reported above (Note 3)                      -             -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 5,220,000 shares issued and outstanding           5,220         5,220
   Additional paid-in capital                                    369,780     1,043,780
   Deficit accumulated during the development stage           (3,462,727)   (4,561,175)
                                                              -----------   -----------
     Total stockholders' equity (deficit)                     (3,087,727)   (3,512,175)
                                                              -----------   -----------

                                                              $  225,003    $  282,493
                                                              ==========    ==========

                                  See accompanying notes.

                                       ENTROPIN, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENT OF OPERATIONS

                 For the  Years  Ended  December  31,  1996 and 1997 and for the
                  Period from August 27, 1984 (inception) to December 31, 1997


                                                                               Cumulative
                                                                              amounts from
                                                 1996           1997            inception
                                                 ----           ----          -------------
Costs and expenses:
   Research and development (Note 4)          $ 167,818     $   683,209       $ 3,752,854
   General and administrative (Note 4)          101,894         269,853           511,255
   Depreciation and amortization                 10,550          18,000            57,368
   Interest (Note 2)                             94,876         127,386           239,698
                                              ---------     -----------       -----------

Net loss                                      $(375,138)    $(1,098,448)      $(4,561,175)
                                              ==========    ============      ===========

Basic loss per common share (Note 5)          $    (.07)    $      (.21)      $      (.87)
                                              =========     ===========       ===========

                                  See accompanying notes.


                                              ENTROPIN, INC.
                                      (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT

                   For the Period from August 27, 1984 (inception) to December 31, 1997

                                                                                                                Deficit
                                                                                                              accumulated
                                                              Common Stock        Additional                   during the
                                                         ---------------------     paid-in       Stock        development
                                                         Shares         Amount     capital    subscriptions      stage
                                                         ------         ------   -----------  -------------   -----------
Balance at August 27, 1984 (inception)                         -      $    -    $        -    $      -       $         -

   Sale of common stock for cash
     in 1984 ($.005 per share)                           991,800         992         4,008           -                 -

   Issuance of common stock in exchange for
      services in 1991 ($.005 per share)               3,967,198       3,967        16,033           -                 -

   Cash contribution from shareholder in 1991                  -           -        50,000           -                 -

   Net loss for the period from inception through
     December 31, 1994                                         -           -             -           -        (2,824,221)
                                                       ---------      -------   ----------    --------       -----------

Balance, December 31, 1994                             4,958,998       4,959        70,041           -        (2,824,221)

   Cash received for common  stock subscription                -           -             -     150,000                 -

   Net loss for the year                                       -           -             -           -          (263,368)
                                                       ---------      -------   ----------    --------        ----------

Balance, December 31, 1995                             4,958,998       4,959        70,041     150,000        (3,087,589)

   Sale of common stock for cash ($1.15 per share)       261,002         261       299,739    (150,000)                -

   Net loss for the year                                       -           -             -           -          (375,138)
                                                       ---------      -------   ----------    --------       -----------

Balance, December 31, 1996                             5,220,000       5,220       369,780           -        (3,462,727)

   Capital contributions (Note 4)                              -           -       674,000           -                 -

   Net loss for the year                                       -           -             -           -        (1,098,448)
                                                       ---------      -------   ----------    --------        -----------

Balance, December 31, 1997                             5,220,000      $5,220    $1,043,780    $     -        $(4,561,175)
                                                       =========      ======    ==========    ========       ============

                                                      See accompanying notes.


                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

       For the Years Ended December 31, 1996 and 1997 and for the Period from August 27, 1984 (inception) to December 31, 1997


                                                                       Cumulative
                                                                         amounts
                                                                          from
                                                1996         1997      inception
                                                ----         ----      -----------
Cash flows from operating activities:
   Net loss                                  $(375,138)  $(1,098,448)  $(4,561,175)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization            10,550        18,000        57,368
       IBC partner royalty agreement                 -        44,055       155,495
       Services contributed in exchange
         for stock                                   -       674,000       694,000
       Services contributed in exchange for
         compensation agreements               110,000        70,000     2,231,678
       Increase in accounts receivable -
         shareholder                                 -             -        (5,000)
       Increase in accounts payable             33,418       181,256       329,813
       Increase in accrued interest             60,341       108,790       169,139
       Other                                         -             -           139
                                             ---------   -----------   -----------
       Total adjustments                       214,309     1,096,101     3,632,624
                                             ---------   -----------   -----------

       Net cash used in operations            (160,829)       (2,347)     (928,551)

Cash flows from investing activities:
   Purchase of equipment                             -             -       (17,207)
   Patent costs                                (54,564)      (66,130)     (306,756)
                                             ----------  ------------  ------------

       Net cash used in investing activities   (54,564)      (66,130)     (323,963)

Cash flows from financing activities:
   Deferred stock offering costs                     -       (10,746)      (10,746)
   Proceeds from sale of common stock          150,000             -       355,000
   Proceeds from stockholder loans              19,972             -       809,678
   Proceeds from stockholder advances           21,035        77,837        98,873
                                             ---------   -----------   -----------

       Net cash provided by financing
          activities                           191,007        67,091     1,252,805
                                             ---------   -----------   -----------

Net increase (decrease) in cash                (24,386)       (1,386)          291

Cash at beginning of period                     26,063         1,677             -
                                             ---------   -----------   -----------

Cash at end of period                        $   1,677   $       291   $       291
                                             =========   ===========   ===========

                          (Continued on following page) See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

       For the years ended December 31, 1996 and 1997 and for the Period from August 27, 1984 (inception) to December 31, 1997




                         (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                                                               Cumulative
                                                                                amounts
                                                                                 from
                                                 1996          1997            inception
                                                 ----          ----            ---------
Cash paid during period for interest            $6,372        $15,598           $59,855


Supplemental disclosure of non-cash financing activities:

During 1996, the Company entered into a compensation agreement with the spouse of a shareholder for $731,678 in exchange for services performed for the Company in prior years (see Note 2).

Pursuant to an agreement with an IBC limited partner, the Company has accrued a liability totaling $155,495 at December 31, 1997 for advance royalties due to the individual (see Note 6).

In November of 1997, the Company reached an agreement with an individual to enter into a compensation agreement in exchange for services the individual has provided the Company since inception (see Note 6). The Company has reflected a liability of $1,430,000 and $1,500,000 in 1996 and 1997, respectively, related to this agreement.



                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

1.   Organization and summary of significant accounting policies
     -----------------------------------------------------------

     Organization:

     Entropin, Inc. was incorporated in California in August 1984, as a pharmaceutical research company developing Esterom(R), a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development activities, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R), as well as fund raising.

     Basis of presentation and managements' plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and a stockholders' deficit at December 31, 1997 of $4,561,175. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

     As described in Note 8, the Company has successfully completed a private placement and a recapitalization of the Company which will provide additional liquidity for the Company for current operations. However, the Company estimates it will require additional funding of up to $8,000,000 over the next three years to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes:

     The Company has elected under the Internal Revenue Code to be an 'S' corporation. In lieu of corporation income taxes, the shareholders of an 'S' corporation include their respective shares of the Company's net income or loss in their individual income tax returns.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



1.   Organization and summary of significant accounting policies (continued)
     -----------------------------------------------------------------------

     Deferred stock offering costs:

     Deferred stock offering costs represent costs incurred to December 31, 1997, in connection with the private placement of common stock, more fully discussed in Note 6. Costs incurred as of December 31, 1997 and additional costs incurred subsequent to that date, were charged against the proceeds of the offering.

     Patents:

     Patents are stated at cost less accumulated amortization which is calculated on a straight-line basis over the useful lives of the assets, estimated by management to average 17 years. Research and development costs and any costs associated with internally developed patents (with the exception of legal costs) are expensed in the year incurred. The recoverability of carrying values of intangible assets are evaluated on a recurring basis.

     Cash equivalents:

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions. At times during the years, the balance at any one financial institution may exceed FDIC limits.

2.   Related party transactions
     --------------------------

     Office Space:

     The Company presently uses part of an office facility and administrative services provided by a director and stockholder of the Company at no cost.

     Accounts receivable - stockholder:

     During 1994, the Company advanced $5,000 to a stockholder. The advance does not bear interest and is due on demand. The Company expects the advance to be paid in full.

     Advances - stockholders:

     During 1996 and 1997, the Company was advanced an aggregate of $73,873 by a stockholder from the stockholder's personal line of credit. The Company has agreed to pay all interest charges incurred by the stockholder resulting from the advances.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



2.   Related party transactions (continued)
     --------------------------------------

     During 1997, the Company received advances from a stockholder totaling $15,000. The advances do not bear interest and are payable upon demand.

     Long-term debt - stockholders:

     Long-term debt - stockholders consisted of the following at December 31, 1996 and 1997:


                                                                        1996          1997
                                                                        ----          ----
     8% Note payable - stockholder, issued for cash advances,
           principal plus accrued interest due December 31,
           2000, unsecured                                          $  631,678     $  631,678

     8% Note payable - stockholder,  issued for cash advances,
          principal plus accrued interest due December 31,
          2000, unsecured                                              178,000        178,000

     8% Note payable - stockholder,  issued for past services,
          principal plus accrued interest due December 31, 2000,
          unsecured                                                    731,678        731,678

     Accrued interest payable                                           60,341        169,131
                                                                    ----------     ----------

                                                                    $1,601,697     $1,710,487
                                                                    ==========     ==========


     As described in Note 6, effective January 15, 1998, all above noted long-term debt plus accrued interest was converted to 1,710,487 shares of the Company's redeemable 8% non-voting, non-cumulative Series A Preferred Stock at $1 per share, for a total of $1,720,487 which represents the recorded amount of the liability at December 31, 1997.

3.   Redeemable preferred stock
     --------------------------

     In December 1997, the Board of Directors approved an amendment to the Articles of Incorporation to authorize 10,000,000 shares of $.001 par value preferred stock. 3,210,487 shares of the Company's preferred stock were designated as redeemable, non-voting, non-cumulative 8% Series A Preferred Stock (see Note 8). The annual 8% dividend is based upon a $1.00 per share value.

     The Series A Preferred Stock will be subject to mandatory redemption. The funds available for redemption will be equal to more than 20% but less than 50% of annual earnings, as determined annually by the Board of Directors, but not exceeding cash flow from operations and will automatically cancel in seven years if not fully redeemed. The Company may voluntarily redeem outstanding shares of preferred stock at $1 per share.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997




4.   Stockholders' equity
     --------------------

     Buy-sell agreement:

     On August 11, 1993, the Company entered into a buy-sell agreement with the existing stockholders which, among other provisions, requires stockholders desiring to sell or transfer shares to a person or entity other than an immediate family member to first submit a proposal of the sale or transfer and its terms to the Company. Pursuant to the agreement, the Company is entitled to a first right option to purchase some or all of the shares on the terms and price offered to the buyer after which, subject to certain provisions, all other individual shareholders may then purchase any remaining shares not purchased by the Company. The buy-sell agreement was cancelled January 15, 1998.

     Authorized capital:

     Pursuant to the recapitalization more fully described in Note 8, in December 1997, the Board of Directors approved an amendment to the Articles of Incorporation to increase the authorized common stock to 7,000,000 shares and to establish its par value at $.001 per share.

     Stock split:

     On December 10, 1997, the Board of Directors approved a 198.36-for-one stock split. Accordingly, all references to common shares including the number of shares (except shares authorized), stock option data, additional paid-in capital, and per share information have been retroactively restated to reflect the stock split, which presentation is consistent with the recapitalization of the Company (see Note 8).

     Private placement:

     As of December 31, 1997, the Company had commenced a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 per unit, $2.75 per share, which closed on January 15, 1998 with gross proceeds of $825,000 (see Note 8).

     Capital contributions:

     In December 1997, certain shareholders of the Company contributed a portion of their common stock to an individual providing business advisory and legal services to the Company (78,300 shares valued at $156,000, approximately $2.00 per share) and to the Chairman of the Pharmaceutical Sciences Department of a university as partial settlement for research and development services (259,042 shares valued at $518,000, approximately $2.00 per share). The expense and related capital contributions are reflected at December 31, 1997.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



5.   Basic net loss per share:
     -------------------------

     Basic net loss per share is based on the weighted average number of shares outstanding during the periods, 5,220,000 shares. Diluted loss per share has not been presented as exercise of the outstanding stock options would have an antidilutive effect.

6.   Commitments and contingencies
     -----------------------------

     Compensation agreements:

     In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the limited partnership. The
     I.B.C. Limited Partnership participated in the early development of Estrom(R) (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partners technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 1996 and 1997, no liabilities have been accrued with respect to this agreement.

     In a separate agreement with a former I.B.C. limited partner, the Company has agreed to pay the partner 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partner 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay the former limited partner the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 31, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partner. As of December 31, 1996, and 1997, the total liability accrued with respect to this agreement totaled $111,440 and $155,495, respectively.

     Consulting Agreement:

     On March 12, 1996, the Company entered into a Consulting Agreement with a firm whereby the Company has to pay the firm a $50,000 success fee concurrent with the Company's signing of any agreement establishing a corporate partnership, product license, or any other agreement relating to

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



6.   Commitments and contingencies (continued)
     -----------------------------------------

     the marketing of the medicine. As of December 31, 1997, a payable of $25,000 has been recorded with respect to this agreement.

     Development of New Products Agreement:

     On January 26, 1987, the Company entered into a Development of New Products Agreement with a university whereby the university provides various services including research and development, product formulations, and clinical supply for the Company relating to its development of the medicine on a project by project basis. Prior to the commencement of each project, the Company and the university will mutually agree on the nature, type, and timing of each special project as well as the terms of compensation to the university. Under the agreement, the university is required to disclose to the Company all inventions, discoveries, or improvements conceived or made by the university and has agreed to assign all its interests to the Company.

     Compensation Agreement:

     During November 1997, the Company began negotiating with an individual regarding compensation for research and development services provided since the inception of the Company. In exchange for these services, the Company agreed to issue an 8% note payable to the individual in the principal amount of $1,500,000 maturing December 31, 2000. The Company has accrued related costs of $1,430,000 as of December 31, 1996, and increased the liability to $1,500,000 as of December 31, 1997. Subsequent to year end, the Company converted this obligation to 1,500,000 shares of its non-voting, non-cumulative redeemable 8% Series "A" preferred stock, at $1 per share (see Note 8). In addition, effective December 15, 1997 three stockholders of the Company agreed to transfer a portion of their common stock to provide the individual with approximately 5% of the outstanding common shares (see Note 4).

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



6.   Commitments and contingencies (continued)
     -----------------------------------------

     Development and Supply Agreement:

     On January 1, 1997, the Company entered into 10 year Development and Supply Agreements with Mallinckrodt, Inc. to develop all of the chemistry, manufacturing and controls to comply with the drug master file of the Food and Drug Administration as well as supply the bulk active product for marketing. In exchange for these services, Mallinckrodt will receive exclusive rights as a supplier of the bulk active product to the Company in North America. For the first year ended December 31, 1997, the contract price of the ingredient will be fixed based on the number of liters ordered by the Company. Subsequent to December 31, 1997, the cost per liter will be adjusted based on changes in the price of the components in the bulk active product.

     In addition, pursuant to the agreement, the Company has granted Mallinckrodt a right of first refusal to supply the Company's requirements of the bulk active product in all other parts of the world outside of North America.

     Management advisory services agreement:

     On October 28, 1997, the Company entered into a 3-year agreement with an organization providing management advisory services to the Company. The organization provides assistance in developing and implementing a strategic plan of merger or acquisition and for business and financial community relations. Simultaneous with the closing of any merger or acquisition arranged by the organization and on terms acceptable to the Company, the organization will receive two options to acquire 180,001 shares of the Company's common stock for $100 and $504,000, respectively (see Note 8). The options are exercisable for a five-year period. In addition, the organization received registration rights for the shares underlying the options.

7.   Financial instruments
     ---------------------

     The carrying values of cash, accounts receivable-shareholder, accounts payable and advances-shareholders approximated fair value due to the short-term maturities of these instruments.

     The Company believes that it is not practical to estimate a fair market value different from the carrying value of long-term debt. Long-term debt, excluding the deferred royalty agreement, was converted into redeemable preferred stock on January 15, 1998. Both the redeemable preferred stock and the deferred royalty agreement have numerous features unique to these securities and agreements as described in Notes 3 and 6.

8.   Subsequent events
     -----------------

     Recapitalization:

     On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden Capital Group, Inc. (Vanden) to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock.

     Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated on January 15, 1998. As a condition precedent to the exchange, the Company successfully raised gross proceeds of $825,000 through a private placement of its common stock (see Note 3).

     Following the exchange, the Company's shareholders own approximately 95% of the outstanding common stock of Vanden. The acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the number authorized and issued common shares, par value of common stock and additional paid-in capital have been restated on the balance sheet and the statement of stockholders' equity to give retroactive effect to the recapitalization.

     Issuance of preferred stock:

     On January 15, 1998, the Company issued 3,210,487 shares of its Series A redeemable non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to shareholders and accrued interest, and the $1,500,000 compensation agreement (see Notes 2 and 6).

     Issuance of common stock:

     In connection with the recapitalization effected on January 15, 1998, the Company issued 180,001 shares of its $.001 par value common stock to an unrelated entity for cash of $100 as required by the management advisory services contract (see Note 6).

     License agreement:

     In January 1998, the Company entered into an agreement with a director of the Company, whereby the Company granted the director a non-exclusive right to make, import and use the Company's product, Esterom(R), under the Company's licensed patents and to use the Company's confidential information to develop new products that contain the same active ingredients as Esterom(R), but are formulated differently. All rights to the improved products will remain the exclusive property of the Company and the director will receive a two percent royalty on the net sales of all improved products, and a negotiated royalty on new products. The expiration date of this agreement is January 1, 2003.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



8.   Subsequent events (continued)
     ----------------------------

     Change in tax status:

     The consummation of the stock exchange with Vanden and the issuance of preferred stock in January 1998, resulted in a change in the Company's tax status from an S corporation to a taxable corporation. The effect of the change would be to provide for income tax based upon reported results of operations, and to provide deferred tax assets and liabilities on temporary differences between reported earnings and taxable income. Since the Company has had losses since inception, no change in the results of operations would have occurred, assuming the change in status occurred at the beginning of the periods presented.

     Unaudited pro forma combined balance sheet:

     The following table presents the unaudited pro forma combined balance sheet of the Company and Vanden as though the combination had occurred on December 31, 1997, giving effect to the recapitalization, the private placement and the other subsequent events described above.

     Assets:
         Current assets                               $1,034,247
         Other assets
                                                         266,456
                                                      ----------
                                                      $1,300,703
                                                      ==========
     Liabilities and stockholders' equity:
         Current liabilities                          $  428,686
         Other liabilities                               155,495
         Redeemable preferred stock                    3,210,487
         Stockholders' equity (deficit)               (2,493,965)
                                                      ----------
                                                      $1,300,703
                                                      ==========


9.   Proposed management agreement
     -----------------------------

     During March 1998, the Company has been negotiating an agreement with a company experienced in managing pharmaceutical development , including providing assistance in taking pharmaceutical products to the FDA and through the clinical trials and New Drug Application stages of development. The agreement is proposed to have a 33 month term, at the end of which the Company's primary product, Esterom(R), may be approved for marketing. The Company would be required to pay management fees of approximately $900,000 over the term of the agreement, as well as grant stock options to the company within thirty days after execution of the agreement to purchase 450,000 shares of Entropin common stock. The options will have a term of five years from the grant date and an exercise price of $1.50. The options will be exercisable in varying amounts on dates ranging from August 1998 to December 2000.

                         UNAUDITED PRO FORMA INFORMATION
                         -------------------------------



On December 9, 1997, Vanden Capital Group, Inc. (Vanden) entered into an agreement and plan of merger to acquire all of the issued and outstanding shares of Entropin Inc. (Entropin) in exchange for 5,220,000 shares of Vanden $.001 par value common stock and $220,000 in cash.

After  the  exchange   Entropin   shareholders  own  approximately  95%  of  the
outstanding common stock of the surviving company. The Entropin shareholders have appointed a new Board of Directors who have in turn elected new officers.

Entropin is a pharmaceutical research company developing Estrom(R), a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder.

The following unaudited pro forma combined balance sheet and unaudited pro forma combined statement of stockholders' equity (deficit) assume the exchange occurred on December 31, 1997 and combines the financial positions of Vanden as of November 30, 1997, and Entropin as of December 31, 1997, using the assumptions described in the accompanying notes. Since Entropin is the predominant entity, this combination is accounted for as a recapitalization of Entropin.

The unaudited pro forma results of the combined operations of Vanden and Entropin are not presented because the combination is accounted for as a recapitalization at historical cost, not a business combination.

Vanden received shareholder approval to effect the recapitalization and to amend its Articles of Incorporation to change Vanden's name to Entropin Inc., effective January 15, 1998.


                            UNAUDITED PRO FORMA COMBINED BALANCE SHEET

                                        December 31, 1997

                                       "Vanden"      "Entropin"          Pro forma     Pro forma
                                      Historical     Historical          Adjustments   Combined
                                      ----------     ----------          -----------   --------

                                                 ASSETS
                                                 ------
Current assets:
   Cash                              $  307,301     $      291  (D)      $  808,856
                                                                (A)         (87,201)   $1,029,247
   Accounts receivable                        -          5,000                   -          5,000
                                     ----------     ----------           ----------    ----------

     Total current assets               307,301          5,291              721,655     1,034,247

Deferred offering costs                       -         10,746  (D)         (10,746)            -

Patent costs, net of
     amortization                             -        266,456                    -       266,456
                                     ----------     ----------           ----------    ----------

                                     $  307,301     $  282,493           $  710,909    $1,300,703
                                     ==========     ==========           ==========    ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                              ----------------------------------------------

Current liabilites:
   Accounts payable                  $   12,643     $  329,813  (A)      $  (12,643)   $  329,813
   Advances-stockholders                      -         98,873                    -        98,873
                                     ----------     ----------           ----------    ----------

     Total current liabilites            12,643        428,686              (12,643)      428,686

Long-term debt:
   Stockholders                               -      1,710,487  (E)      (1,710,487)            -
   Deferred royalty agreement                 -        155,495                    -       155,495
   Compensation agreement                     -      1,500,000  (E)      (1,500,000)            -
                                     ----------     ----------           -----------    ---------

     Total long-term debt                     -      3,365,982           (3,210,487)      155,495

Redeemable preferred stock                    -              -            3,210,487     3,210,487

Stockholders' equity (deficit):
   Preferred stock                            -              -                    -             -
   Common stock                           9,002          5,220               (8,222)        6,000

   Additional paid-in capital           687,469      1,043,780              329,961     2,061,210

   Deficit accumulated during
     the development stage             (401,813)    (4,561,175)             401,813    (4,561,175)
                                     ----------     -----------          ----------    ----------

      Total stockholders'
         equity (deficit)               294,658     (3,512,175)             723,552    (2,493,965)
                                     ----------     ----------           ----------    ----------

                                     $  307,301     $  282,493           $  710,909    $1,300,703
                                     ==========     ==========           ==========    ==========

            UNAUDITED PRO FORMA COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       December 31, 1997

                                        "Vanden"     "Entropin"          Pro forma     Pro forma
                                        Historical   Historical          Adjustments   Combined
                                        ----------   ----------          -----------   ---------
Series A redeemable preferred
   stock, $.001 par value;
    3,210,487, shares issued
    and outstanding                    $      -     $         -     (E)  $3,210,487   $ 3,210,487
                                       ========     ============          ==========  ===========

Stockholders' equity (deficit):
   Preferred stock, $.001 par
     value; 10,000,000 shares
     authorized, Series A
     reported above                    $      -     $         -          $        -   $         -

   Common  stock,  $.001  par
     value;  50,000,000  shares
     authorized, 300,050 (Vanden),
     5,220,000 (Entropin) and
     6,000,051 (combined)
     shares issued and outstanding        9,002           5,220     (B)      (8,702)
                                                                    (D)         300
                                                                    (A)         180         6,000

   Additional paid-in capital           687,469       1,043,780     (B)       8,702
                                                                    (C)    (476,471)
                                                                    (D)     797,810
                                                                    (A)         (80)    2,061,210
   Deficit accumulated
     during the
     development stage                 (401,813)     (4,561,175)    (A)     (74,658)
                                                                    (C)     476,471    (4,561,175)
                                       --------     -----------          ----------   -----------
Total stockholders' equity
   (deficit)                           $294,658     $(3,512,175)         $  723,552   $(2,493,965)
                                       ========     ============         ==========   ============

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS


The pro forma adjustments assume the reverse split of Vanden common stock at 1 share for 300 shares, the issuance of 5,220,000 shares of Vanden's $.001 par value common stock in exchange for the 5,220,000 issued and outstanding shares of Entropin's common stock, the private placement of 300,000 shares of common stock at $2.75 per share, the issuance of 180,001 shares of common stock pursuant to exercise of stock option issued in connection with recapitalization and the issuance of 3,210,487 shares of the Series "A" preferred stock at $1 per share.

The acquisition is accounted for as recapitalization of Entropin and therefore, assets and liabilities are combined at historical cost.

The following is a summary of the adjustments required based upon the above assumptions.

A. Record additional costs incurred to effect the exchange and payment of existing Vanden liabilities, including issuance of 180,000 shares of common stock.

B. Reverse split of Vanden common stock at 1 share for 300 shares and the increase par value thereof from $.0001 per share to $.001 per share.

C.   Issuance of Vanden common stock in exchange for Entropin common stock.

D. Issuance of 300,000 shares of the Company's common stock at $2.75 per share pursuant to a private placement effective January 15 1998, gross proceeds of $825,000 less offering and merger expenses of $26,890.

E. Issuance of 3,210,487 shares of $.001 par value preferred stock in exchange for notes payable and accrued interest of $1,710,487 and compensation agreement of $1,500,000.