Form 10QSB
period 1998-03-31
ENTROPIN INC
filed 1998-05-14
CIK 837600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------
Commission file number: 33-23693

                                 Entropin, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Colorado                                        84-1090424
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                      Number)

                   45926 Oasis Street, Indio, California 92201

              (Address of principal executive offices and Zip Code)

                                  (760) 775-8333
                         -------------------------------
                         (Registrant's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X   No
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, as of May 11, 1998 is 6,000,051 shares $.001 par value.

                                 ENTROPIN, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.               FINANCIAL INFORMATION
-------               ---------------------

Item 1.   Financial statements:

          Balance Sheet - December 31, 1997 and
          March 31, 1998 (unaudited)                                         2

          Statement of Operations - For the Three Month
          Ended March 31, 1997 and 1998 and Cumulative
          Amounts from Inception (August 27, 1984) Through
          March 31, 1998 (unaudited)                                         3

          Statement of Stockholders' Equity - For the Three
          Months Ended March 31, 1998 (unaudited)                            4

          Statement of Cash Flows - For the Three Months
          Ended March 31, 1997 and 1998 and Cumulative Amounts
          from Inception (August 27, 1984) Through
          March 31, 1998 (unaudited)                                         5

          Notes to Unaudited Financial Statements                            6

Item 2.   Management's Discussion and Analysis or Results of Operation      12

PART II.              OTHER INFORMATION                                     13
--------              -----------------

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                      December 31, 1997 and March 31, 1998
                                  (Unaudited)




                                     ASSETS
                                     ------

                                                      1997                  1998
                                                      ----                  ----
Current assets:
   Cash                                           $       291           $   538,506
   Accounts receivable - stockholder                    5,000                 5,000
                                                  -----------           -----------
    Total current assets                                5,291               543,506

Deferred stock offering costs (Note 5)                 10,746

Patent costs, less accumulated amortization of
   $40,300 (1997) and $44,800 (1998)                  266,456               261,956
                                                  -----------           -----------

                                                  $   282,493           $   805,462
                                                  ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Accounts payable                               $   329,813           $    31,567
   Advances - stockholders (Note 2)                    98,873                  --
                                                  -----------           -----------
    Total current liabilities                         428,686                31,567

Long-term debt:
   Stockholders (Note 4)                            1,710,487                     -
   Deferred royalty agreement (Note 7)                155,495               159,067
   Compensation agreement (Note 4)                  1,500,000                     -
                                                  -----------           -----------
    Total long-term debt                            3,365,982               159,067

Commitments (Notes 2 and7)

Series A redeemable preferred stock, $.001
  par value, 3,210,487 shares authorized,
  3,210,487 shares issued and outstanding
  (1998) (Note 4)                                           -             3,210,487

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000
    shares authorized, Series A reported above              -                     -
   Common stock, $.001 par value; 50,000,000
    shares authorized, 5,220,000 (1997) and
    6,000,051 (1998) shares issued and
    outstanding                                         5,220                 6,000
   Additional paid-in capital                       1,043,780             2,061,210
   Deficit accumulated during the development
    stage                                          (4,561,175)
                                                  -----------           -----------
    Total stockholders' equity (deficit)           (3,512,175)           (2,595,659)
                                                  -----------           -----------

                                                  $   282,493           $   805,462
                                                  ===========           ===========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

               For the Three  Months  Ended  March 31, 1997 and 1998
     and for the Period from August 27, 1984 (inception) to March 31, 1998
                                   (Unaudited)




                                                                     Cumulative
                                                                    amounts from
                                            1997         1998        inception
                                            ----         ----       ------------

Interest income                          $       -    $   4,509      $    4,509

Costs and expenses:
   Research and development                 37,845        3,772       3,756,626
   General and administrative                6,598       97,452         608,707
   Depreciation and amortization             3,862        4,500          61,868
   Interest                                 36,579          479         240,177
                                         ---------    ---------      ----------
Net loss                                    84,884      106,203       4,667,378
                                         ---------    ---------      ----------
                                         $ (84,884)   $(101,694)     $4,662,869)
                                         =========    =========      ==========
Basic loss per common share              $    (.02)   $    (.02)     $     (.89)
                                         =========    ==========     ==========
Weighted average common shares
   outstanding (Note 6)                  5,220,000    5,870,000       5,232,000
                                         =========    ==========     ==========


                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Three Months Ended March 31, 1998
                                  (Unaudited)

                                                                                           Deficit
                                                                                         accumulated
                                                   Common Stock           Additional      during the
                                                --------------------       paid-in       development
                                                 Shares      Amount        capital          stage
                                                --------     -------      -----------    -----------
Balance, December 31, 1997                      5,220,000    $ 5,220      $1,043,780     $(4,561,175)

   Sale of common stock for cash  ($2.75 per
     share (Note 5)                               300,000        300         797,810               -
   Issuance of common stock pursuant to
     recapitalization (Note 5)                    480,051        480         219,620               -
   Net loss for the three months ended
     March 31, 1998                                     -          -               -        (101,694)
                                                ---------    -------      ----------     -----------
Balance, March 31, 1998                         6,000,051    $ 6,000      $2,061,210     $(4,662,869)
                                                =========    =======      ==========     ===========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

               For the Three  Months  Ended  March 31, 1997 and 1998
      and for the Period from August 27, 1984 (inception) to March 31, 1998
                                   (Unaudited)


                                                                          Cumulative
                                                                           amounts
                                                                            from
                                                  1997         1998       inception
                                                  ----         ----       ---------
Cash flows from operating activities:
   Net loss                                     $(84,884)    $(101,694)   $(4,662,869)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation and amortization                3,862         4,500         61,868
      IBC partner royalty agreement                4,763         3,572        159,067
      Services contributed in exchange
       for stock                                       -             -        694,000
      Services contributed in exchange
       for compensation agreements                23,333             -      2,231,678
      Increase in accounts receivable -
       shareholder                                     -             -         (5,000)
      Increase (decease) in accounts
       payable                                     3,761      (298,246)        31,567
      Increase in accrued interest                32,188             -        169,139
      Other                                            -             -            131
                                                --------     ---------    -----------

      Total adjustments                           67,907      (290,174)     3,342,450
                                                --------     ---------    -----------

      Net cash used in operations                (16,977)     (391,868)    (1,320,419)

Cash flows from investing activities:
   Purchase of equipment                               -             -        (17,207)
   Patent costs                                        -             -       (306,756)
                                                --------     ---------    -----------
      Net cash used in investing
        activities                                     -             -       (323,963)

Cash flows from financing activities:
   Proceeds from recapitalization                      -       220,100        220,100
   Deferred stock offering costs                       -        10,746              -
   Proceeds from sale of common stock                  -       798,110      1,153,110
   Outstanding checks in excess of
    bank balance                                   3,300             -              -
   Proceeds from stockholder loans                     -             -        809,678
   Proceeds from (payments on) stockholder
    advances                                      12,000       (98,873)             -
                                                --------     ---------    -----------
      Net cash provided by financing
        activities                                15,300       930,083      2,182,888
                                                --------     ---------    -----------
Net increase (decrease) in cash                   (1,677)      538,215        538,506

Cash at beginning of period                        1,677           291              -
                                                --------     ---------    -----------
Cash at end of period                           $      -     $ 538,506    $   538,506
                                                ========     =========    ===========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

     Basis of presentation and managements' plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and a stockholders' deficit at March 31, 1998 of $4,662,869. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

     As described in Note 5, the Company has successfully completed a private placement and a recapitalization of the Company which will provide additional liquidity for the Company for current operations. However, the Company estimates it will require additional funding of up to $8,000,000 over the next three years to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


1.   Organization and summary of significant accounting policies (continued)
     ----------------------------------------------------------------------

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

     Deferred stock offering costs:

     Deferred stock offering costs represent costs incurred to December 31, 1997, in connection with the private placement of common stock, more fully discussed in Note 5. Costs incurred as of December 31, 1997 and additional costs incurred subsequent to that date, were charged against the proceeds of the offering.

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

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions. At times, the balance at any one financial institution may exceed FDIC limits.

2.   Related party transactions
     --------------------------

     Lease agreement:

     In February 1998, the Company entered into an office lease arrangement with a shareholder. The lease has a two-year term expiring on February 1, 2000 and a monthly rent of $1,040.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


2.   Related party transactions (continued)
     --------------------------------------

     Advances - stockholders:

     At December 31, 1997, an aggregate of $98,873 had been advanced to the Company by two shareholders. The advances were repaid in January 1998 from proceeds associated with the recapitalization of the Company (see Note 5).

3.   Income taxes
     ------------

     The consummation of the stock exchange with Vanden and the issuance of preferred stock in January 1998 (see Note 5), resulted in a change in the Company's tax status from an S corporation to a taxable corporation. The effect of the change is to provide for income tax based upon reported results of operations, and to provide deferred tax assets and liabilities on temporary differences between reported earnings and taxable income. Since the Company has had losses since inception, no change in the results of operations would have occurred, assuming the change in status occurred at the beginning of the periods presented.

4.   Redeemable preferred stock
     --------------------------

     On January 15, 1998, the Company issued 3,210,487 shares of its Series A redeemable non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to shareholders and accrued interest, and the $1,500,000 compensation agreement.

5.   Stockholders' equity
     --------------------

     Recapitalization:

     On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden Capital Group, Inc. (Vanden) to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock.

     Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated on January 15, 1998. In connection with the recapitalization, the Company issued 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract. The options are exercisable for a five-year period.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


5.   Stockholders' equity (continued)
     --------------------------------

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

     Private placement:

     On January 15, 1998, the Company completed a private placement of 300,000 shares of its $.001 par value common stock for gross proceeds of $825,000, $2.75 per share.

6.   Loss per share
     --------------

     Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options would have an anti-dilutive effect.

7.   Commitments
     -----------

     Compensation agreements:

     In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the limited partnership. The
     I.B.C. Limited Partnership participated in the early development of Estrom(R) (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partners technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of March 31, 1998 , no liabilities have been accrued with respect to this agreement.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


7.   Commitments (continued)
     -----------------------

     In a separate agreement with a former I.B.C. limited partner, the Company has agreed to pay the partner 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partner 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay the former limited partner the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 31, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partner. As of December 31, 1997, and March 31, 1998, the total liability accrued with respect to this agreement totaled $155,495 and $159,067, respectively.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


7.   Commitments (continued)
     -----------------------

     Management agreement:

     During April 1998, the Company entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), a company experienced in managing pharmaceutical development, including providing assistance in taking pharmaceutical products to the FDA and through the clinical trials and New Drug Application stages of development. The Company is required to pay management fees of $880,400 over the 33 month term of the agreement, as well as grant stock options to WCCS within thirty days after execution of the agreement to purchase 450,000 shares of Entropin common stock. The options will have a term of five years from the grant date and an exercise price of $1.50. The options will be exercisable in varying amounts on dates ranging from August 1998 to December 2000.

8.   Subsequent event
     ----------------

     On May 5, 1998, the Company amended an existing management advisory services agreement with an organization to extend the agreement through October 28, 2000 and to provide a monthly fee of $5,000 to the organization through April 1, 1999. As additional compensation, the organization was granted an option to purchase up to 100,000 shares of the Company's $.001 par value common stock at a purchase price of $4.00 per share. The rights granted under the stock option are exercisable if written notice of a right to exercise the option is given by the Company to the organization on or before 180 days from May 5, 1998.

Item 2. Management's discussion and analysis or plan of operations
        ----------------------------------------------------------

     Results of Operations:

     Entropin, Inc. is a development stage pharmaceutical company and has not generated revenues from operations for the period from August 27, 1984 (inception) through March 31, 1998. Entropin has devoted substantially all it's resource to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

     During the three months ended March 31, 1998, Entropin incurred a loss of $101,694, as compared to a loss of $84,884 for the three months ended March 31, 1997. The increase resulted primarily from an increase of $90,854 in general and administrative expenses, relating to recapitalization of Entropin and negotiation of an agreement with The Western Center for Clinical Studies, Inc. (WCCS). Interest expense decreased in 1998 by $36,100 as a result of conversion of notes payable to redeemable preferred stock in January 15, 1998. Research and development costs also decreased by $34,073 due to the Company concentrating it's efforts on negotiations with WCCS and the recapitalization during the first quarter of 1998.

     Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for at least the next few years as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. On January 15, 1998, the Company successfully completed a private placement and a recapitalization of the Company that provided additional liquidity for the Company for current operations. The Company estimates, however, that it will require additional funding of up to $8,000,000 over the next three years to successfully complete the FDA approval process. In addition, the Company has had no experience in marketing the medicine. As a result, Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

     Capital Resources and Liquidity:

     In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common stock, and loans and advances from shareholders. On January 15, 1998, the Company completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 unit, or $2.75 per share, which resulted in gross proceeds of $825,000. Concurrent with the private placement, the Company completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of the Company for 5,220,000 shares of Vanden's $.001 par value common stock. Pursuant to the agreement Vanden provided cash of $220,000.

     On January 15, 1998, the Company issued 3,210,487 shares of Series A redeemable non-voting, noncumulative 8% preferred stock in exchange for an aggregate $3,210,487 of notes payable to shareholders and accrued interest and various other liabilities of the Company.

     The Company recently entered into an agreement with the Western Center for Clinical Studies, Inc. a California corporation experienced in managing pharmaceutical development, including providing assistance in taking pharmaceutical products to the FDA and through clinical trials and New Drug Application stages of development. The agreement has a 33-month term, at the end of which the Company's primary product may be approved for marketing. The Company is required to pay management fees of approximately $880,400 over the term of the agreement as well as provide stock options to purchase 450,000 shares of Entropin common stock over a 33 month period at an exercise price of $1.50 per share.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2.  CHANGES IN SECURITIES.

     (a) On January 15, 1998, the security holders of the Company voted on and approved an amendment to the Company's Articles of Incorporation to effect a 1-for-300 reverse stock split whereby each 300 currently authorized and outstanding shares of the Company's $.0001 par value Common Stock (the "Old Common Stock") were exchanged and converted into one share of $.001 par value Common Stock (the "New Common Stock"). The amendments to the Company's Articles of Incorporation were approved by a majority of the outstanding shares of Common Stock at a meeting of all of the Company's shareholders held on January 15, 1998, pursuant to applicable provisions of the Colorado Business Corporation Act.

     (c) On Janauary 15, 1998, in order to consummate the Agreement and Plan of Merger with Entopin, Inc., a California corporation ("Old Entropin"), the Registrant issued 5,700,001 shares of its Common Stock, $.001 par value per share, and 3,210,487 shares of the Company's non-voting, redeemable Preferred Stock, $.001 par value per share, in exchange for all of the issued and outstanding shares of Common Stock and Preferred Stock of Old Entropin on a one-for-one basis. These transactions were effected under the exemption from registration provided under Section 4(2) of the Act and Rule 506 of Regulation D promulagated thereunder, for transactions not involving a public offering. All of the foregoing shares were issued with the appropriate restrictive legend.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Special Meeting of the Company's shareholders was held on January 15, 1997. The following matters were submitted to and approved by the Company's shareholders:

         1. A proposal to approve the acquisition (the "Entropin Acquisition") by the Company of all of the outstanding shares of Entropin, Inc., a California corporation ("Entropin"), for shares of the Company's New Common Stock, and shares of the Company's Preferred Stock, $.001 par value per share, pursuant to which: (1) the shareholders of Entropin acquired control of the Company (by ownership of approximately 95% of the outstanding voting shares of the Company following completion of the Entropin Acquisition); and (2) the Company become engaged in the pharmaceutical research business and commercially developing a patented medicinal preparation known as Esterom(R), which was the current business of Entropin.

                % of                     % of                      % of
               shares                   shares                    shares
   For       outstanding    Against   outstanding    Abstain    outstanding
   ---       -----------    -------   -----------    -------    -----------

57,068,400      63.4%       167,000   Less than 1%    45,000    Less than 1%

         2. A proposal to approve an amendment to Article III of the Company's Articles of Incorporation to effect a 1-for-300 reverse stock split whereby each 300 currently authorized and outstanding shares of the Company's $.0001 par value Common Stock were exchanged and converted into one share of $.001 par value Common Stock.


                % of                     % of                     % of
               shares                   shares                    shares
   For       outstanding    Against   outstanding    Abstain    outstanding
   ---       -----------    -------   -----------    -------    -----------

56,277,700      62.5%       757,000   Less than 1%   245,700    Less than 1%

         3. A proposal to approve an amendment to Article III of the Company's Articles of Incorporation to fix the number of authorized shares of capital stock of the Company at a total of 60,000,000 shares, 50,000,000 of which shall be designated as Common Stock and 10,000,000 of which shall be designated as Preferred Stock.

                % of                     % of                     % of
               shares                   shares                    shares
   For       outstanding    Against   outstanding    Abstain    outstanding
   ---       -----------    -------   -----------    -------    ----------

56,192,70       62.4%       267,000   Less than 1%   820,700    Less than 1%

         4. A proposal to approve an Amendment to Article I of the Company's Articles of Incorporation to change the Company's name to Entropin, Inc.

                % of                     % of                     % of
               shares                   shares                    shares
   For       outstanding    Against   outstanding    Abstain    outstanding
   ---       -----------    -------   -----------    -------    -----------

56,968,400      63.3%       167,000   Less than 1%   145,000    Less than 1%


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) Form 8-K, dated January 15, 1998, as amended, reporting the consummation of the acquisition of all of the issued and outstanding shares of Entropin, Inc. by the Company pursuant to
               Item 2 thereof.

          (2) Form 8-K, dated January 22, 1998, reporting developments in the Company's business under Item 5 thereof.

          (3) Form 8-K, dated February 25, 1998, reporting developments in the Company's business under Item 5 thereof.

          (4) Form 8-K, dated March 25, 1998, reporting Changes in Registrant's Certifying Accountants under Item 4, and reporting change of the Company' fiscal year under Item 8.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENTROPIN, INC.


Date: May 14, 1998                        By: /s/ Higgins D. Bailey
                                             -----------------------------------
                                              Higgins D. Bailey
                                              Chairman of the Board of Directors


Date: May 14, 1998                        By: /s/ Wellington A. Ewen
                                             -----------------------------------
                                              Wellington A. Ewen
                                              Chief Financial Officer