Form 10KSB40/A
period 1997-12-31
ENTROPIN INC
filed 1998-06-30
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended: December 31, 1997
                                                            -----------------
[   ]    Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 [No Fee Required] for the  transition  period from to
         -----------    ----------

 Commission file number:   33-23693

                                 ENTROPIN, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                              84-1090424
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                               45926 Oasis Street
                             Indio, California 92201
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Issuer's telephone number:  (760) 775-8333
                            --------------

Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90
days. Yes X   No
         ---     ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $-0-

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

                                               TABLE OF CONTENTS
PART I


Item 1.  Description of Business....................................................................1

Item 2.  Description of Property....................................................................8

Item 3.  Legal Proceedings..........................................................................9

Item 4.  Submission of Matters to a Vote of Security Holders........................................9


PART II

Item 5.  Market Price of the Registrant's Common Stock and Related Security Holder
         Matters...................................................................................10

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.....................................................................10

Item 7.  Financial Statements......................................................................12

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure................................................................................12


PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance
         With Section 16(a) of the Exchange Act....................................................12

Item 10.  Executive Compensation...................................................................17

Item 11.  Security Ownership of Certain Beneficial Owners and Management...........................19

Item 12.  Certain Relationships and Related Transactions...........................................21

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K...................................23

                                                        -2-

                                 ENTROPIN, INC.

                                 FORM 10-KSB/A-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         Entropin, Inc. (the "Company") was incorporated in the State of Colorado in 1987 as Vanden Capital Group, Inc., for the primary purpose of providing business and management advisory services. The Company also had been considering business acquisitions. The Company commenced operations after it completed its initial public offering of securities in December 1988. On January 15, 1998, the Company and Entropin, Inc., a California corporation, ("Old Entropin") consummated an Agreement and Plan of Merger ( the "Merger Agreement"), whereby the Company acquired all of the issued and outstanding shares of Old Entropin which consisted of 5,700,001 shares of Common Stock and 3,210,487 shares of Series A non-voting preferred stock in exchange for the issuance of 5,700,001 shares of the Company's Common Stock and 3,210,487 shares of Series A non-voting preferred stock. In connection with the Merger, the Company changed its name to Entropin, Inc. and succeeded to the business activity of Old Entropin. The Company has accounted for the transaction as a recapitalization of Old Entropin and assets and liabilities are combined at historical cost.

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

         In 1979, Drs. Somers and Wynn initiated a collaborative effort to study the chemical composition of Esterom(R) and its clinical effects which effort continues today under the Company's aegis. As Chairman of the Department of Pharmaceutical Sciences, College of Pharmacy, Medical University of South Carolina, Dr. Wynn developed a manufacturing method that produced a product which could satisfy FDA requirements for testing purposes. The reproducible hydrolytic process that Dr. Wynn developed led to the discovery of three new molecules in 1993. The three newly discovered molecules are a novel class of benzoylecgonine ("BE"), ecgonine ("EC") and ecgonidine derivatives.

GOVERNMENTAL REGULATIONS

         GENERAL. The manufacturing and marketing of the Company's proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research, which reviews and approves marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's potential products. Since the Company's product, Esterom(R), contains chemicals that currently are considered to have abuse potential, the Drug Enforcement Agency (DEA) in conjunction with the FDA will determine Esterom(R)'s level of scheduling as a controlled substance.

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

DEA STATUS

         Esterom(R) is presently a Schedule II controlled substance. A Schedule II controlled substance is required to be stored and shipped under secured conditions. A log must be kept to account for all of the manufactured product, with an entry made each time the drug changes hands listing how much is distributed to whom and how much is prescribed for each patient. The prescribing health care provider must have a DEA controlled substance license, and depending upon the State, may be required to use special prescription pads. The number of doses and refills is also controlled, depending upon the product's controlled substance schedule.

         Entropin has submitted a petition to the DEA to delist or reclassify Esterom(R) from its current schedule II status, based on the data obtained in Phase I and II clinical studies in human beings. The data provides evidence that Esterom(R) by the route of administration and dose proposed for marketing has no cardiovascular or central nervous system effects. The Company believes Esterom(R) does not have the abuse potential of its precursor, cocaine, and does not warrant scheduling as a controlled substance. The petition is under review by the U.S. Attorney General to determine if it is possible to approve the petition without violating United States laws or United States international treaty obligations. A change in controlled substance schedule would require FDA concurrence which is unlikely to be given before the product is approved for marketing.

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

         In a separate agreement with a former I.B.C. limited partner, the Company has agreed to pay the partner 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partner 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay the former limited partner the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partner. As of December 31, 1997, the total liability accrued with respect to this agreement aggregated $155,495. See Financial Statements, Note 6.

PATENTS

         Esterom(R) is protected by a U.S. Composition Patent granted December 27, 1994 which includes safeguarding the discovery of three new molecules. The Company's patents are as follows: Patent #5,763,456 granted June 9, 1998 with the Company as Assignee, expiring June 31, 2015; Patent #5,663,345 granted September 2, 1997 with the Company as Assignee, expiring September 2, 2014; Patent #5,559,123 granted September 24, 1996 with the Company as Assignee, expiring September 24, 2013; Patent #5,525,613 granted June 11, 1996 with the Company as Assignee, expiring June 16, 2014; and, Patent #5,376,667 granted December 27, 1994 with the Company as Assignee, expiring December 31, 2012. In addition, Dr. Lowell M. Somers obtained the following initial patents which he subsequently assigned to the Company in September, 1992: #4,512,996 granted April 1985, expiring April 23, 2002; Patent #4,469,700 granted September 1984, expiring September 4, 2001; and, Patent #4,556,663 granted December, 1985, expiring December 3, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997. However, on January 15, 1998, the security holders of the Company voted on and approved: (i) an Agreement and Plan of Merger (the 'Merger") pursuant to which the Company acquired all of the issued and outstanding shares of stock of Entropin, Inc., a California corporation;
(ii) an amendment to the Company's Articles of Incorporation to change the name from Vanden Capital Group, Inc. to Entropin, Inc.; (iii) an amendment to the Company's Articles of Incorporation to effect a 1-for-300 reverse stock split whereby each 300 currently authorized and outstanding shares of the Company's $.0001 par value Common Stock (the "Old Common Stock") will be exchanged and converted into one share of $.001 par value Common Stock (the "New Common Stock"); and, (iv) an amendment to the Company's Articles of Incorporation to fix the number of authorized shares of capital stock of the Company at a total of 60,000,000 shares, 50,000,000 of which shall be designated as New Common Stock ($.001 par value), and 10,000,000 of which shall be classified as $.001 par value Preferred Stock. The amendments to the Company's Articles of Incorporation were approved by a majority of the outstanding shares of Common Stock at a meeting of all of the Company's shareholders held on January 15, 1998, pursuant to applicable provisions of the Colorado Business Corporation Act.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock began trading on the Electronic Bulletin Board on February 25, 1998, under the trading symbol "ETOP". The following table sets forth the high and low bid prices for the Company's Common Stock for the past two years. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.

                                              High                  Low
1998 Fiscal Year                               Bid                  Bid
----------------                              ----                  ---

First Quarter                                $3.375                $3.00
Second Quarter (through April 6, 1998)       $3.375                $3.375

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

PLAN OF OPERATION

         Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues for the period from August 27, 1984 (inception) through December 31, 1997. Entropin has devoted substantially all its resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

         Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for the next 12 months, as well as for the next few years, as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. As described below, in 1998 the Company has successfully completed a private placement and a reverse acquisition accounted for as a recapitalization of the Company that will provide additional liquidity for the Company for current operations. The Company estimates, however, that an additional private placement of $2,000,000 in equity and debt securities may be required during 1998, as well as additional funding of up to $6,000,000 over the next three years to successfully complete the FDA approval process.

         The Company recently entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), a California corporation experienced in managing pharmaceutical development. During the 33 month term of the agreement, WCCS will assist the Company in obtaining FDA approval for its product Esterom(R), implementing a business plan and providing experienced personnel to bring Esterom(R) to commercialization. The Company will be required to pay management fees of approximately $880,400 over the term of the agreement, as well as provide stock options to purchase 450,000 shares of Entropin common stock over the 33 month period at an exercise price of $1.50 per share.

RESULTS OF OPERATIONS

         From inception until December 31, 1998, Entropin has incurred expenses of $3,752,854 in research and development fees, $511,255 in general and administrative expenses and $239,698 in interest resulting in a loss of $4,561,175 for the period from inception (August 27, 1984) to December 31, 1997. For the year ended December 31, 1997, Entropin incurred $683,209 in research and development fees, $269,853 in general and administrative expenses and $127,386 in interest expense, resulting in a loss of $1,098,448. Research and development fees incurred during 1997 were approximately $515,000 higher than in 1996. The increase related primarily to recording research and development expense and contributed capital for the estimated value of common stock ($518,000) contributed by certain shareholders to an individual in exchange for research and development services provided since inception of the Company. General and administrative expenses incurred during 1997 were approximately $168,000 higher than in 1996. The increase related primarily to recording legal expense and contributed capital for the estimated value of common stock ($156,000) contributed by certain shareholders to an individual for business advisory and legal services.

         Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

CAPITAL RESOURCES AND LIQUIDITY

         In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common stock, loans and advances from shareholders. At December 31, 1997, outstanding liabilities to shareholders aggregated $1,809,360, including 8% notes payable to shareholders in an aggregate amount of $1,710,487, including accrued interest of $169,131, which notes are due on December 31, 2000 and unsecured.

         On January 15, 1998, the Company completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 per unit, or $2.75 per share, which resulted in gross proceeds of $825,000. Concurrent with the private placement, the Company completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of the Company for 5,220,000 shares of Vanden's $.001 par value common stock. Pursuant to the agreement, Vanden provided cash of $220,000. The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes the acquisition has been treated as a recapitalization of the Company based upon historical cost (a reverse acquisition), with the Company as the acquirer.

         On January 15, 1998, the Company issued 3,210,487 shares of Series A redeemable non-voting, noncumulative 8% preferred stock in exchange for an aggregate of $3,210,487 of notes payable to shareholders and accrued interest and for various other liabilities of the Company.

         In January 1997, the Company entered into Development and Supply Agreements with Mallinckrodt, Inc. ("Mallinckrodt") for ten (10) year terms to develop all of the chemistry, manufacturing and controls necessary to comply with the drug master file of the FDA, as well as to supply the bulk active product. In exchange for these services, Mallinckrodt will receive exclusive rights as a supplier of the bulk active product to the Company in North America. For the year ended December 31, 1997, the contract price of the ingredient was fixed based on the number of liters ordered by the Company. In subsequent years, the cost per liter will be adjusted based on changes in the price of the components in the bulk active product.

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

FORWARD LOOKING INFORMATION

         Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this document constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events\will not vary materially from those described in the forward looking statements made in this document. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, (i) the ability of the Company to obtain regulatory approval for its product including but not limited to the FDA, (ii) the ability of the Company to obtain meaningful consumer acceptance and a successful market for the product on a national and international basis at competitive prices, (iii) the ability of the Company to develop and maintain an effective national and international distribution plan,
(iv) success of the Company in forecasting demand for its product, (v) the ability of the Company to maintain pricing and thereby maintain adequate profit margins, (vi) the ability of the Company to achieve adequate intellectual property protection.

ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements set forth on pages F-1 to F-21 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          As reported in the Company's Form 8-K/A dated March 24, 1998, on January 15, 1998, Entropin, Inc. and Entropin, Inc., a California corporation, ("Old Entropin") consummated an Agreement and Plan of Merger (the 'Merger") pursuant to which the Company acquired all of the issued and outstanding shares of stock of Old Entropin. In connection with the Merger, the Company changed its name to Entropin, Inc. and succeeded to the business activity of Old Entropin, which ceased to exist. Further, in connection with the Merger, the Company elected to change its accountants to that of Old Entropin. As a result, on January 15, 1998, the Company dismissed the accounting firm of Schumacher & Associates, Inc., Englewood, Colorado, who have acted as certifying accountants for the Company for the year ending May 31, 1997.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following sets forth certain information with respect to the officers and directors of the Company.

         Name                   Age             Officer or Position              Director Since
         ----                   ---             -------------------              --------------
Higgins D. Bailey               68           President, Chief                    July, 1992
                                             Executive Officer, and
                                             Chairman of the Board
Daniel L. Azarnoff, M.D.        71           Director                            January, 1998
Donald Hunter                   64           Secretary and Director              January, 1998
Dewey H. Crim                   61           Principal Accounting                February, 1998
                                             Officer, Treasurer and
                                             Director
James E. Wynn, Ph.D.            56           Director                            February, 1998

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

         DANIEL L. AZARNOFF, M.D., has been a director of the Company since February 1998. From 1988 to present, Dr. Azarnoff has served as President of D.
L. Azarnoff Associates, a company engaged in consulting for various pharmaceutical and biotechnology companies including Sandoz, Orion Pharma, DeNovo, Inc., Cibus Pharmaceutical and Cellegy Pharmaceuticals, Inc. From 1978 to 1985, Dr. Azarnoff was Corporate Senior Vice President of G.D. Searle & Co., an international pharmaceutical company, and from 1978 through 1985 served as President of Searle Research and Development, a division of G. D. Searle & Co. Dr. Azarnoff was on the faculty of the University of Kansas Medical School ("KUMC") from 1962 through 1978 rising to the rank of KUMC Distinguished Professor of Medicine and Pharmacology. Dr. Azarnoff has also held faculty positions at Northwestern University Medical School, the University of Chicago Medical School, St. Louis University School of Medicine and was a Fulbright Scholar at the Karolinska Institute in Stockholm, Sweden. Dr. Azarnoff is a member of various medical and honorary societies including the Institute of Medicine of the National Academy of Sciences. He has lectured extensively within and outside the United States, and published numerous scientific articles and books on various aspects of clinical pharmacology. Dr. Azarnoff has served on various advisory committees, including the Endocrine and Metabolism and other Ad Hoc advisory committees of the Food and Drug Administration, World Heath Organization, American Medical Association, National Institutes of Health and National Research Council of the National Academy of Sciences. Dr. Azarnoff has served on the Science Advisory Board of various corporations which include Neurobiological Technology, Inc., Gilead Science, Inc., Oread, Inc., Cibus Pharmaceutical and Sandoz Research Institute. Dr. Azarnoff has served or is serving as a director on the following privately held pharmaceutical drug and development companies: Oread, Inc., Cibus Pharmaceutical and DeNovo, Inc. Dr. Azarnoff serves as Vice President, Medical/Regulatory Affairs for Cellegy Pharmaceutical, Inc. None of the above corporations are developing drugs similar to the Company's products. Dr. Azarnoff received a B.S. degree in biology and a M.S. degree in zoology from Rutgers University. Dr. Azarnoff received an M.D. degree from the University of Kansas Medical School.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation paid to the Company's CEO. During the year ended December 31, 1997, no executive of the Company received in excess of $100,000 in salary and/or bonuses.

                                                                                            Long Term
                                                                                       Compensation Awards
                                                                            --------------------------------------------
                                     Annual Compensation ($$)               Restricted
                                ------------------------------------          Stock          Options &          Other
  Name and Position             Year          Salary           Bonus         Awards(4)       SARs(4)         Compensation
  -----------------             ----          ------           -----        ----------       ----------      ------------
Higgins D. Bailey               1997           $-0-             $-0-            -0-            -0-              $-0-
President and Chief
Executive Officer               1996           $-0-             $-0-            -0-            -0-              $-0-

                                1995           $-0-             $-0-            -0-            -0-              $-0-

A. Thomas Tenenbaum,            1997           $-0-             $-0-            -0-            -0-              $-0-
Former President and
Chief Executive Officer         1996           $-0-             $-0-            -0-            -0-              $-0-
of Vanden
                                1995           $-0-             $-0-            -0-            -0-              $-0-

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

         If an optionee ceases to be employed by or be a director of or consultant to the Company or its divisions or subsidiaries for any reason other than death, disability, retirement or termination for cause, the optionee may exercise all Options within three months following such cessation to the extent exercisable on the date of cessation. If an optionee's employment or consulting relationship is terminated or a director is removed for cause, all Options held by him will terminate immediately. If an optionee dies while a director of or while employed by, or a consultant to the Company, or during the three-month period following termination of the optionee's employment, directorship or consulting relationship (other than for cause) or if the optionee retires or becomes disabled, the optionee's Options, unless previously terminated, may be exercised, whether or not otherwise exercisable, by the optionee or his legal representative or the person who acquires the Options by bequest or inheritance at any time within one year following the date of death, disability or retirement of the optionee. An Option granted under the Plan is not transferable by the optionee other than by will or by the laws of descent and distribution and, during the lifetime of the Optionee, may be exer cised only by the optionee, his guardian or legal representative. Unless sooner terminated, the Plan will expire on July 2, 1998.

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

                                               Common Stock                     Series A Preferred Stock
                                       -----------------------------         ----------------------------
                                       Amount and                            Amount and
                                       Nature of                             Nature of
Name and Address                       Beneficial           Percent          Beneficial          Percent
   of Shareholder                      Ownership(1)         of Class         Ownership(1)        of Class
---------------------                  ---------            --------         ---------           --------
Higgins D. Bailey                      1,404,093(2)           23.4%           178,000              5.6%
45926 Oasis Street
Indio, CA 92201

Thomas T. Anderson                     1,404,093(3)           23.4%           710,041(4)          22.1%
45926 Oasis Street
Indio, CA 92201

Milton D. McKenzie                     1,650,417(5)           27.5%                -0-              -0-
45926 Oasis Street
Indio, CA 92201

Caroline T. Somers                     1,005,793              16.8%           822,446(6)          25.6%
233 Paulin, No. 8512
Calexco, CA 92231

Lowell M. Somers                       1,005,793(7)           16.8%           822,446             25.6%
233 Paulin, No. 8512
Calexco, CA 92231

James E. Wynn                            518,085               8.6%         1,500,000             46.7%
306 Ayers Circle
Summerville, SC 29485

Daniel L. Azarnoff, MD                        -0-              -0-                -0-               -0-
433 Airport Blvd., Suite 419
Burlingame, CA 94010-2014

Donald Hunter                            150,000(8)            2.5%               -0-               -0-
598 Kinzie Island Court
Sanibel, FL 33957

Dewey H. Crim                             20,000(9)            0.3%               -0-               -0-
242 Southern Hills Drive
Duluth, GA 30039

All Directors and Executive            2,092,178              34.5%         1,678,000             52.3%
Officers as a group (5 persons)

-------------------
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Owned in joint tenancy with Shirley A. Bailey, the spouse of Higgins D. Bailey.
(3) Held of record by Higgins D. Bailey as security for a loan made by Mr. Bailey to Mr. Anderson. Milton D. McKenzie has sole voting power with respect to these shares.
(4) Held of record by David M. Chapman and Samuel F. Trussell as security for deferred compensation owed to Messrs. Chapman and Trussell by Mr. Anderson.
(5) Including 1,404,093 shares held in the name of Higgins D. Bailey, as pledgee in connection with a loan made by Higgins D. Bailey to Thomas T. Anderson which is collateralized by the shares, and over which Mr. McKenzie has sole voting power as a result of an irrevocable proxy granted to Mr. McKenzie by Mr. Anderson in connection with a loan made by Mr. McKenzie to Mr. Anderson which is collateralized by the same shares. In addition, includes 143,490 Shares held of record by CapMac Eighty-two, a limited partnership of which Mr. McKenzie is a general partner.
(6) Includes 822,446 shares of Series A Preferred Stock owned by Lowell M. Somers, the spouse of Caroline T. Somers.
(7) Includes 1,005,793 shares of Common Stock owned by Caroline T. Somers, the spouse of Lowell M. Somers.
(8) Of these shares, 10,000 shares are held in the name of Deloras Decker Hunter, Trustee of the Deloras Decker Hunter Generation Skipping Trust. Deloras Decker Hunter is the spouse of Mr. Hunter and Mr. Hunter is deemed to have voting control over these 10,000 shares. In addition, these shares include 60,000 shares underlying an option assigned to Mr. Hunter in January, 1998.
(9) These shares are owned in joint tenancy with Virginia Crim, the spouse of Dewey H. Crim.

CHANGES IN CONTROL

         There are no understandings, arrangements or agreements known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

        During 1997, the Company received  advances totaling $15,000 from Milton
D. McKenzie, a stockholder in the Company. The advances did not bear interest and were payable upon demand. In addition, during 1996 and 1997, the Company was advanced an aggregate of $73,873 by Higgins D. Bailey, the Company's President and a stockholder from his personal line of credit. In January 1998, the above referenced debts were paid in full.

         The Company had accrued the following long-term debt owed to the following stockholders at December 31, 1996 and 1997:

                                                                                  1996                  1997
                                                                                  ----                  ----
8% Note payable - Thomas T. Anderson, a stockholder,
issued for cash advances, principal plus accrued interest
due December 31, 2000, unsecured                                              $  631,678            $  631,678


8% Note payable - Higgins D. Bailey, the Company's
President and a stockholder , issued for cash advances,
principal plus accrued interest due December 31, 2000,                           178,000               178,000
unsecured

8% Note payable - Caroline D. Somers, a stockholder,
issued for past services, principal plus accrued interest
due December 31, 2000, unsecured                                                 731,678               731,678

Accrued interest payable to Thomas T. Anderson and
Caroline D. Somers, stockholders of the Company                                   60,341               169,131
                                                                              ----------            ----------
                                                                              $1,601,697            $1,710,487
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

               Index to Financial Statements

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

10.3 Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc.(2)

10.4 Agreement dated January 1, 1997, between the Registrant and Mallinckrodt, Inc. (Development and Supply Agreement)(4)

10.5 Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson (4)

10.6 License Agreement dated January 1, 1998, between the Registrant and Dr. James E. Wynn (4)

10.7 Assignment of Patent #4,556,663 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.(4)

10.8 Assignment of Patent #4,512,996 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.(4)

10.9 Assignment of Patent #4,469,700 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.(4)

10.10 Assignment of rights in the application for Letters Patent under Serial Number 07/999,307 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated February 16, 1993 (4)

10.11 Assignment of rights in the application for Letters Patent under Serial Number 08/260,054 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated July 29, 1994 (4)

16.0 Statement from Schumacher & Associates, the prior certifying accountant in response to the information disclosed in the Company's Form 8-K dated March 25, 1998, captioned "Changes in Registrant's Certifying Accountant".(3)

27             Financial Data Schedule

--------------

(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, No. 33-23693 effective October 21, 1989.
(2) Incorporated by reference from the like numbered exhibits filed with the Registrant's Current Report on Form 8-K, dated January 15, 1998
(3) Incorporated by reference from an exhibit numbered 4.0 as filed with the Registrant's Current Report on Form 8-K, dated March 25, 1998
(4) Incorporated by reference from the like numbered exhibits filed with the Registrant's original Form 10-KSB filing for the fiscal year ended December 31, 1997, filed with the SEC on April 15, 1998.


         During the quarter ended December 31, 1997, the Company filed no Current Reports on Form 8-K. However, during the quarter ended March 31, 1998, the Company filed Current Reports on Form 8-K as follows:

         (i) Form 8-K, dated January 15, 1998, as amended, reporting the consummation of the acquisition of all of the issued and outstanding shares of Entropin, Inc. by the Company pursuant to Items 1 and 2 thereof.

         (ii) Form 8-K, dated January 22, 1998, reporting developments in the Company's business under Item 5 thereof.

         (iii) Form 8-K, dated February 25, 1998, reporting developments in the Company's business under Item 5 thereof.

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

                                          ENTROPIN, INC.

Date: June 30, 1998                       By /s/ Higgins D. Bailey
                                            ------------------------------------
                                            Higgins D. Bailey,
                                            Chairman of the Board

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

Signatures                                         Title                                    Date
----------                                         -----                                    ----

 /s/ Higgins D. Bailey                      President, Chief Executive Officer          June 30, 1998
---------------------------                 and Chairman of the Board
Higgins D. Bailey


  /s/  Wellington A. Ewen                   Chief Financial Officer                     June 30, 1998
-------------------------
Wellington A. Ewen


 /s/ Daniel L. Azarnoff                     Director                                    June 30, 1998
---------------------------
Daniel L. Azarnoff


/s/ Donald Hunter                           Secretary and Director                      June 30, 1998
---------------------------
Donald Hunter


/s/ Dewey H. Crim                           Treasury, Director and                      June 30, 1998
---------------------------                 Principal Accounting
Dewey H. Crim                               Officer


/s/ James E. Wynn                           Director                                    June 30, 1998
---------------------------
James E. Wynn

                                           Index to Financial Statements
                                           -----------------------------

                                                   ENTROPIN, INC.


Report of Causey Demgen & Moore Inc. Independent Certified Public Accountants...................................F-2

Balance Sheets As of December 31, 1997 and 1996.................................................................F-3

Statements of Operations
         For Years Ended  December  31,  1997 and 1996,  and for the Period from
August 27, 1984
         (Inception) Through December 31, 1997..................................................................F-4

Statements of Changes in Stockholders' Equity
         For the Years  Period from August 27, 1984 (Inception) Through
         December 31, 1997......................................................................................F-5

Statements of Cash Flows
         For Years Ended  December  31,  1997 and 1996,  and for the Period from
         August 27, 1984 (Inception) Through December 31, 1997..................................................F-6

Notes to Financial Statements
         December 31, 1997 and 1996.............................................................................F-8


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

Denver, Colorado
February 22, 1998, except
for Note 9, as to which the
date is March 19, 1998                    CAUSEY DEMGEN & MOORE INC.

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
                                                       ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Accounts payable                                    $  148,557   $  329,813
   Advances - stockholders (Note 2)                        21,036       98,873
                                                       ----------   ----------
     Total current liabilities                            169,593      428,686

Long-term debt:
   Stockholders (Note 2)                                1,601,697    1,710,487
   Deferred royalty agreement (Note 6)                    111,440      155,495
   Compensation agreement (Note 6)                      1,430,000    1,500,000
                                                       ----------   ----------
     Total long-term debt                               3,143,137    3,365,982

Commitments and contingencies (Notes 6 and 8)

Series A redeemable preferred stock, $.001 par value,
   3,210,487 shares authorized, no shares issued
   and outstanding (Notes 3 and 8)                              -            -

Stockholders' equity (deficit) (Notes 4 and 8):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A reported above (Note 3)               -            -
   Common stock, $.001 par value; 50,000,000
     shares authorized, 5,220,000 shares issued
     and outstanding                                        5,220        5,220
   Additional paid-in capital                             369,780    1,043,780
   Deficit accumulated during the development stage    (3,462,727)  (4,561,175)
                                                       ----------   ----------
     Total stockholders' equity (deficit)              (3,087,727)  (3,512,175)
                                                       ----------   ----------
                                                       $  225,003   $  282,493
                                                       ==========   ==========


                            See accompanying notes.
                                      F-3

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 1996 and 1997
    and for the Period from August 27, 1984 (inception) to December 31, 1997


                                                                   Cumulative
                                                                  amounts from
                                             1996         1997      inception
                                             ----         ----    ------------

Costs and expenses:
   Research and development                $ 167,818  $   683,209  $ 3,752,854
   General and administrative                101,894      269,853      511,255
   Depreciation and amortization              10,550       18,000       57,368
                                           ---------  -----------  -----------
     Operating loss                         (280,262)    (971,062)  (4,321,477)

Other income (expense):
   Interest expense                          (94,876)    (127,386)    (239,698)
                                           ---------  -----------  -----------

Net loss                                   $(375,138) $(1,098,448) $(4,561,175)
                                           =========  ===========  ===========
Basic loss per common share (Note 5)       $    (.07) $      (.21) $      (.87)
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

                                                 ENTROPIN, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      For the Period from August 27, 1984 (inception) to December 31, 1997
                                                                                                            Deficit

accumulated
                                                           Common Stock       Additional                  during
the
                                                        ------------------     paid-in       Stock
development
                                                        Shares      Amount     capital    subscriptions      stage
                                                        ------      ------    ----------  -------------
-----------
Balance at August 27, 1984 (inception)                         -    $    -   $        -     $      -
$         -

   Sale of common stock for cash
     in 1984 ($.005 per share)                           991,800       992        4,008
-                -

   Issuance of common stock in exchange for
      services in 1991 ($.005 per share)               3,967,198     3,967       16,033
-                -

   Cash contribution from shareholder in 1991                  -         -       50,000
-                -

   Net loss for the period from inception through
     December 31, 1994                                         -         -            -            -
(2,824,221)
                                                       ---------    ------   ----------     --------
-----------
Balance, December 31, 1994                             4,958,998     4,959       70,041            -
(2,824,221)

   Cash received for common  stock subscription                -         -            -
150,000                -

   Net loss for the year                                       -         -            -            -
(263,368)
                                                       ---------    ------   ----------     --------
-----------
Balance, December 31, 1995                             4,958,998     4,959       70,041      150,000
(3,087,589)

   Sale of common stock for cash ($1.15 per share)       261,002       261      299,739
(150,000)               -

   Net loss for the year                                       -         -            -            -
(375,138)
                                                       ---------    ------   ----------     --------
-----------
Balance, December 31, 1996                             5,220,000     5,220      369,780            -
(3,462,727)

   Capital contributions (Note 4)                              -         -      674,000
-                -

   Net loss for the year                                       -         -            -            -
(1,098,448)
                                                       ---------    ------   ----------     --------
-----------
Balance, December 31, 1997                             5,220,000    $5,220   $1,043,780     $      -
$(4,561,175)
                                                       =========    ======   ==========     ========
===========

                                                    See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 1996 and 1997
    and for the Period from August 27, 1984 (inception) to December 31, 1997

                                                                     Cumulative
                                                                      amounts
                                                                       from
                                              1996         1997      inception
                                              ----         ----      ---------
Cash flows from operating activities:
   Net loss                                 $(375,138) $(1,098,448) $(4,561,175)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities:
      Depreciation and amortization            10,550       18,000       57,368
      IBC partner royalty agreement                 -       44,055      155,495
      Services contributed in exchange
        for stock                                   -      674,000      694,000
      Services contributed in exchange for
        compensation agreements               110,000       70,000    2,231,678
      Increase in accounts receivable -
        shareholder                                 -            -       (5,000)
      Increase in accounts payable             33,418      181,256      329,813
      Increase in accrued interest             60,341      108,790      169,139
      Other                                         -           -           139
                                            ---------  -----------  -----------
      Total adjustments                       214,309    1,096,101    3,632,624
                                            ---------  -----------  -----------
      Net cash used in operations            (160,829)      (2,347)    (928,551)

Cash flows from investing activities:
   Purchase of equipment                            -            -      (17,207)
   Patent costs                               (54,564)     (66,130)    (306,756)
                                            ---------  -----------  -----------
      Net cash used in investing activities   (54,564)     (66,130)    (323,963)

Cash flows from financing activities:
   Deferred stock offering costs                    -      (10,746)     (10,746)
   Proceeds from sale of common stock         150,000            -      355,000
   Proceeds from stockholder loans             19,972            -      809,678
   Proceeds from stockholder advances          21,035       77,837       98,873
                                            ---------  -----------  -----------
      Net cash provided by financing
         activities                           191,007       67,091    1,252,805
                                            ---------  -----------  -----------
Net increase (decrease) in cash               (24,386)      (1,386)         291

Cash at beginning of period                    26,063        1,677            -
                                            ---------  -----------  -----------
Cash at end of period                       $   1,677  $       291  $       291
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



                            See accompanying notes.
                                     F-7

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997


1.   Organization and summary of significant accounting policies
     -----------------------------------------------------------

     Organization:

     Entropin, Inc., a Colorado corporation, was organized in August 1984, as a pharmaceutical research company developing Esterom(R), a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development activities, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R), as well as fund raising.

     Basis of presentation and management's' plans:

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

     Impairment of long-lived assets:

     The Company evaluates the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121,
     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company annually reviews the amount of recorded long-lived assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount, the Company will recognize an impairment loss in such period.

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

     Reclassifications:

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 financial statement presentation.

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

     Advances - stockholders:

     During 1996 and 1997, the Company was advanced an aggregate of $83,873 by a stockholder from the stockholder's personal line of credit. The advances are non-interest bearing and due on demand.

     During 1997, the Company received advances from a stockholder totaling $15,000. The advances do not bear interest and are payable upon demand. The stockholders' advances have been repaid from proceeds of the private placement on January 22, 1998 (see Note 4).

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
                                                                  ==========    ==========

       As described in Note 6, effective January 15, 1998, all above noted long-term debt plus accrued interest was converted to 1,710,487 shares of the Company's redeemable 8% non-voting, non-cumulative Series A Preferred Stock at $1 per share, for a total of $1,720,487 which represents the recorded amount of the liability at December 31, 1997 and fair value of preferred stock issued.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

3.   Redeemable preferred stock
     --------------------------

     In December 1997, the Board of Directors approved an amendment to the Articles of Incorporation to authorize 10,000,000 shares of $.001 par value preferred stock. 3,210,487 shares of the Company's preferred stock were designated as redeemable, non-voting, non-cumulative 8% Series A Preferred Stock (see Note 8). The annual 8% dividend is based upon a $1.00 per share value, and is only payable out of earnings.

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

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

4.   Stockholders' equity (continued)
     --------------------------------

     Private placement:

     As of December 31, 1997, the Company had commenced a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 per unit, $2.75 per share, which closed on January 15, 1998 with gross proceeds of $825,000 (see Note 8).

     Capital contributions:

     In December 1997, certain shareholders of the Company contributed a portion of their common stock to an individual providing business advisory and legal services to the Company (78,300 shares valued at $156,000) and to the Chairman of the Pharmaceutical Sciences Department of a university as partial settlement for research and development services (259,042 shares valued at $518,000). The transactions were accounted for based upon the fair value of the common shares contributed, approximately $2.00 per share. The expense and related capital contributions are reflected at December 31, 1997.

5.   Basic net loss per share
     ------------------------

     Basic net loss per share is based on the weighted average number of shares outstanding during the periods, 5,220,000 shares. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options would have an anti-dilative effect.

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

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

6.   Commitments and contingencies (continued)
     -----------------------------------------

     In a separate agreement with a former I.B.C. limited partner, the Company has agreed to pay the partner 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partner 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay the former limited partner the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partner. As of December 31, 1996, and 1997, the total liability accrued with respect to this agreement totaled $111,440 and $155,495, respectively.

     Consulting Agreement:

     On March 12, 1996, the Company entered into a Consulting Agreement with a firm whereby the Company has to pay the firm up to a $50,000 success fee concurrent with the Company's signing of any agreement establishing a corporate partnership, product license, or any other agreement relating to the marketing of the medicine. As of December 31, 1997 50% of this fee had been earned and $25,000 had been recorded as a liability and expense.

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

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

6.   Commitments and contingencies (continued)
     -----------------------------------------

     Compensation Agreement:

     During November 1997, the Company began negotiating with an individual regarding compensation for research and development services provided since the inception of the Company. In exchange for these services, the Company agreed to issue an 8% note payable to the individual in the principal amount of $1,500,000 maturing December 31, 2000. The Company has accrued related costs of $1,430,000 as of December 31, 1996, and accrued additional liability of $70,000 during the year ended December 31, 1997. Subsequent to year end, the Company converted this obligation to 1,500,000 shares of its non-voting, non-cumulative redeemable 8% Series "A" preferred stock, at $1 per share, which was considered to be fair value of the services received by the Company (see Note 8). In addition, effective December 15, 1997 three stockholders of the Company agreed to transfer a portion of their common stock to provide the individual with approximately 5% of the outstanding common shares (see Note 4).

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

     Management advisory services agreement:

     On October 28, 1997, the Company entered into a 3-year agreement with an organization providing management advisory services to the Company. The organization provides assistance in developing and implementing a strategic plan of merger or acquisition and for business and financial community relations. The agreement provides compensation, for arranging a merger or acquisition acceptable to the Company, through the issuance of two options to acquire 180,001 shares of the Company's common stock for $100 and $504,000, respectively, simultaneous with the closing of the merger (see
     Note 8). The options are exercisable for a five-year period. In addition, the organization received registration rights for the shares underlying the options. The difference between the fair value of the stock and the exercise price will be treated as additional costs of the merger and charged to capital.

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

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

8.   Subsequent events (continued)
     -----------------------------

     Issuance of common stock:

     In connection with the recapitalization effected on January 15, 1998, the Company issued 180,001 shares of its $.001 par value common stock to an unrelated entity for cash of $100 as required by the management advisory services contract (see Note 6). The difference between the fair value of the stock, estimated by the Company to be $2.00 per share, and the exercise price was treated as additional cost of the transaction (merger) and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $360,000.

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

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

8.   Subsequent events (continued)
     -----------------------------
     Assets:
         Current assets                             $1,034,247
         Other assets                                  266,456
                                                    ----------
                                                    $1,300,703
                                                    ==========
     Liabilities and stockholders' equity:
         Current liabilities                          $428,686
         Other liabilities                             155,495
         Redeemable preferred stock                  3,210,487
         Stockholders' equity (deficit)             (2,493,965)
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

     The difference between the fair value of the options at date of grant and the exercise price, estimated to be approximately $1,950,000 using the Black-Scholes option- pricing model, will be recorded as additional paid-in capital and unearned stock compensation. The unearned stock compensation will be amortized to expense on a straight-line basis over the 33 month term of the agreement.

                         UNAUDITED PRO FORMA INFORMATION



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


                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET

                               December 31, 1997

                                       "Vanden"     "Entropin"           Pro forma      Pro forma
                                      Historical    Historical           Adjustments    Combined
                                      ----------    ----------           -----------    ---------

                                     ASSETS
                                     ------
Current assets:
   Cash                                $307,301     $      291  (D)      $  808,856
                                                                (A)         (87,201)    $1,029,247
   Accounts receivable                        -          5,000                    -          5,000
                                       --------     ----------           ----------     ----------

     Total current assets               307,301          5,291              721,655      1,034,247

Deferred offering costs                       -         10,746  (D)         (10,746)             -

Patent costs, net of
     amortization                             -        266,456                    -        266,456
                                       --------     ----------           ----------     ----------

                                       $307,301     $  282,493           $  710,909     $1,300,703
                                       ========     ==========           ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilites:
   Accounts payable                    $ 12,643     $  329,813  (A)      $  (12,643)    $  329,813
   Advances-stockholders                      -         98,873                    -         98,873
                                       --------     ----------           ----------     ----------

     Total current liabilites            12,643        428,686              (12,643)       428,686

Long-term debt:
   Stockholders                               -      1,710,487  (E)      (1,710,487)             -
   Deferred royalty agreement                 -        155,495                    -        155,495
   Compensation agreement                     -      1,500,000  (E)      (1,500,000)             -
                                       --------     ----------           ----------     ----------

     Total long-term debt                     -      3,365,982           (3,210,487)       155,495

Redeemable preferred stock                    -              -            3,210,487      3,210,487

Stockholders' equity (deficit):
   Preferred stock                            -              -                    -              -
   Common stock                           9,002          5,220               (8,222)         6,000

   Additional paid-in capital           687,469      1,043,780              329,961      2,061,210

   Deficit accumulated during
     the development stage             (401,813)    (4,561,175)             401,813     (4,561,175)
                                       ---------    ----------           ----------     ----------

      Total stockholders'
         equity (deficit)               294,658     (3,512,175)             723,552     (2,493,965)
                                       --------     ----------           ----------     ----------

                                       $307,301     $  282,493           $  710,909     $1,300,703
                                       ========     ==========           ==========     ==========

        See notes to unaudited pro forma combined financial statements.

   UNAUDITED PRO FORMA COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                               December 31, 1997

                                         "Vanden"      "Entropin"             Pro forma    Pro forma
                                         Historical    Historical             Adjustments  Combined
                                         ----------    ----------             -----------  ----------
Series A redeemable preferred
   stock, $.001 par value;
    3,210,487, shares issued
    and outstanding                       $      -     $         -     (E)    $3,210,487   $ 3,210,487
                                          ========     ===========            ==========   ===========

Stockholders' equity (deficit):
   Preferred stock, $.001 par
     value; 10,000,000 shares
     authorized, Series A
     reported above                       $      -     $         -            $      -     $         -

   Common  stock,  $.001  par  value;
     50,000,000  shares  authorized,
     300,050 (Vanden), 5,220,000
     (Entropin) and 6,000,051 (combined)
     shares issued and outstanding           9,002           5,220     (B)      (8,702)
                                                                       (D)         300
                                                                       (A)         180           6,000

   Additional paid-in capital              687,469       1,043,780     (B)       8,702
                                                                       (C)    (476,471)
                                                                       (D)     797,810
                                                                       (A)         (80)      2,061,210
   Deficit accumulated
     during the
     development stage                    (401,813)     (4,561,175)    (A)     (74,658)
                                                                       (C)     476,471      (4,561,175)
                                          --------     -----------            --------     -----------
Total stockholders' equity
   (deficit)                              $294,658     $(3,512,175)           $723,552     $(2,493,965)
                                          ========     ============           ========     ===========

        See notes to unaudited pro forma combined financial statements.

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

A. Record additional costs incurred by Vanden to effect the exchange ($74,658), payment of existing Vanden liabilities ($12,643), and issuance of 180,001 shares of common stock. Costs incurred by Vanden to effect the exchange included legal fees, proxy costs and compensation to officers and directors.

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