Form 10QSB/A
period 1998-03-31
ENTROPIN INC
filed 1998-06-30
CIK 837600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1


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

                   45926 Oasis Street, Indio, California 92201
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, as of May 14, 1998 is 6,000,051 shares $.001 par value.

                                      INDEX


                                                                  Page No.
                                                                  --------

PART I.           FINANCIAL INFORMATION
-------           ---------------------

Item 1.     Financial statements:

Balance Sheet - December 31, 1997 and March 31, 1998 (unaudited          2

Statement of Operations -  For the Three Months Ended March 31,
1997 and 1998 and Cumulative Amounts from Inception (August 27,
1984) Through March 31, 1998 (unaudited)                                 3

Statement of Stockholders' Equity - For the Three Months Ended
March 31, 1998 (unaudited)                                               4

Statement of Cash Flows - For the Three Months Ended March 31,
1997 and 1998 and Cumulative Amounts from Inception (August 27,
1984) Through March 31, 1998 (unaudited)                                 5

Notes to Unaudited Financial Statements                                  6

Item 2. Management's Discussion and Analysis or Results of Operations   12



PART II.          OTHER INFORMATION                                     13
--------          -----------------                                     --

                                       ENTROPIN, INC.

                                (A DEVELOPMENT STAGE COMPANY)

                                       BALANCE SHEET

                                       March 31, 1998

                                          ASSETS
                                          ------

                                                                  1997         1998
                                                                  ----         ----
Current assets:
   Cash                                                        $      291   $  538,506
   Accounts receivable - stockholder                                5,000        5,000
                                                               ----------   ----------
     Total current assets                                           5,291      543,506

Deferred stock offering costs (Note 5)                             10,746            -

Patent costs, less accumulated amortization of
   $40,300 (1997) and $44,800 (1998)                              266,456      261,956
                                                               ----------   ----------
                                                               $  282,493   $  805,462
                                                               ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Accounts payable                                            $  329,813   $   31,567
   Advances - stockholders (Note 2)                                98,873            -
                                                               ----------   ----------
     Total current liabilities                                    428,686       31,567

Long-term debt:
   Stockholders (Note 4)                                        1,710,487            -
   Deferred royalty agreement (Note 7)                            155,495      159,067
   Compensation agreement (Note 4)                              1,500,000            -
                                                               ----------   ----------
     Total long-term debt                                       3,365,982      159,067

Commitments (Notes 2 and7)

Series A redeemable preferred stock,
   $.001 par value, 3,210,487 shares
   authorized, 3,210,487 shares issued
   and outstanding (1998)(Note 4)                                       -    3,210,487

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A reported above                                -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 5,220,000 (1997) and 6,000,051 (1998)
     shares issued and outstanding                                  5,220        6,000
   Additional paid-in capital                                   1,043,780    2,061,210
   Deficit accumulated during the development stage            (4,561,175)  (4,662,869)
                                                               ----------   ----------
     Total stockholders' equity (deficit)                      (3,512,175)  (2,595,659)
                                                               ----------   ----------
                                                               $  282,493   $  805,462
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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1998
      and for the Period from August 27, 1984 (inception) to March 31, 1998
                                  (Unaudited)

                                                                    Cumulative
                                                                   amounts from
                                             1997          1998     inception
                                             ----          ----    ------------
Costs and expenses:
   Research and development               $  37,843     $   3,772   $ 3,756,626
   General and administrative                 6,598        95,372       606,627
   Rent - related party (Note 2)                  -         2,080         2,080
   Depreciation and amortization              3,862         4,500        61,868
                                          ---------     ---------   -----------
     Operating loss                         (48,305)     (105,724)   (4,427,201)

Other  income (expense):
   Interest income                                -         4,509         4,509
   Interest expense                         (36,579)         (479)     (240,177)
                                          ---------     ---------   -----------
     Total other income (expense)           (36,579)        4,030      (235,668)
                                          ---------     ---------   -----------
Net loss                                  $ (84,884)    $(101,694)  $(4,662,869)
                                          =========     =========   ===========
Basic loss per common share               $    (.02)    $    (.02)  $      (.89)
                                          =========     =========   ===========
Weighted average common shares
   outstanding (Note 6)                   5,220,000     5,870,000     5,232,000
                                          =========     =========   ===========

                            See accompanying notes.

                                           ENTROPIN, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      For the Three Months Ended March 31, 1998 March 31, 1998
                                                                                                      Deficit
                                                                                                     accumulated
                                                                  Common Stock        Additional      during the
                                                              --------------------     paid-in       development
                                                              Shares        Amount     capital          stage
                                                              ------        ------    ----------     -----------
Balance, December 31, 1997                                   5,220,000      $5,220    $1,043,780     $(4,561,175)

   Sale of common stock for cash ($2.75 per share)             300,000         300       797,810               -
     (Note 5)

   Issuance of common stock pursuant to recapitalization
      (Note 5)                                                 480,051         480       219,620               -
   Net loss for the three months ended March 31, 1998                -           -             -        (101,694)
                                                             ---------      ------    ----------     -----------
Balance, March 31, 1998                                      6,000,051      $6,000    $2,061,210     $(4,662,869)
                                                             =========      ======    ==========     ===========






                                                 See accompanying notes.

                                     ENTROPIN, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENT OF CASH FLOWS

             For the Three Months Ended March 31, 1997 and 1998 and for the
               Period from August 27, 1984 (inception) to March 31, 1998
                                      (Unaudited)

                                                                               Cumulative
                                                                                amounts
                                                                                 from
                                                     1997         1998          inception
                                                     ----         ----         ----------
Cash flows from operating activities:
   Net loss                                        $(84,884)    $(101,694)     $(4,662,869)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                   3,862         4,500           61,868
      IBC partner royalty agreement                   4,763         3,572          159,067
      Services contributed in exchange
        for stock                                         -             -          694,000
      Services contributed in exchange for
        compensation agreements                      23,333             -        2,231,678
      Increase in accounts receivable -
        shareholder                                       -             -           (5,000)
      Increase (decease) in accounts payable          3,761      (298,246)          31,567
      Increase in accrued interest                   32,188             -          169,139
      Other                                               -             -              131
                                                   --------     ---------      -----------
      Total adjustments                              67,907      (290,174)       3,342,450
                                                   --------     ---------      -----------
      Net cash used in operations                   (16,977)     (391,868)      (1,320,419)

Cash flows from investing activities:
   Purchase of equipment                                  -             -          (17,207)
   Patent costs                                           -             -         (306,756)
                                                   --------     ---------      -----------
      Net cash used in investing activities               -             -         (323,963)

Cash flows from financing activities:
   Proceeds from recapitalization                         -       220,100          220,100
   Deferred stock offering costs                          -        10,746                -
   Proceeds from sale of common stock                     -       798,110        1,153,110
   Outstanding checks in excess of
    bank balance                                      3,300             -                -
   Proceeds from stockholder loans                        -             -          809,678
   Proceeds from (payments on) stockholder
    advances                                         12,000       (98,873)               -
                                                   --------     ---------      -----------
      Net cash provided by financing
         activities                                  15,300       930,083        2,182,888
                                                   --------     ---------      -----------
Net increase (decrease) in cash                      (1,677)      538,215          538,506

Cash at beginning of period                           1,677           291                -
                                                   --------     ---------      -----------
Cash at end of period                              $      -     $ 538,506      $   538,506
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

     On January 15, 1998, the Company consummated an agreement and plan of merger with Vanden Capital Group, Inc. (Vanden), in which Vanden acquired all of the issued and outstanding common shares of the Company (see Note
     5). The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer.

     Basis of presentation and management's plans:

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


1.   Organization and summary of significant accounting policies (continued)
     -----------------------------------------------------------------------

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998

1.   Organization and summary of significant accounting policies (continued)
     -----------------------------------------------------------------------

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

     Reclassifications:

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation.

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

5.   Stockholders' equity
     --------------------

     Recapitalization:

     On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, a reverse acquisition.

     Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated on January 15, 1998. In connection with the recapitalization, the Company issued 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract as compensation for arranging a merger or acquisition acceptable to the Company. The difference between the fair value of the stock, estimated by the Company to be $2.00 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and changed to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $360,000. The remaining options to acquire 180,001 shares are exercisable for a five-year period.

     Following the exchange, the Company's shareholders own approximately 95% of the outstanding common stock of Vanden. The reverse acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the number authorized and issued common shares, par value of common stock and additional paid-in capital have been restated on the balance sheet and the statement of stockholders' equity to give retroactive effect to the recapitalization.

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

                                ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1998


7.   Commitments (continued)
     -----------------------

     The difference between the fair value of the options at date of grant and the exercise price, totaling approximately $1,950,000 using the
     Black-Scholes option - pricing model, will be recorded as additional paid-in capital and unearned stock compensation. The unearned stock compensation will be amortized to expense on a straight-line basis over the 33 month term of the agreement.

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

Item 2. Management's discussion and analysis or plan of operation
        ---------------------------------------------------------

     PLAN OF OPERATION:

     Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues for the period from August 27, 1984 (inception) through March 31, 1998. Entropin has devoted substantially all its resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

     Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for the next 12 months, as well as for the next few years, as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. As described below, in January 1998, the Company has successfully completed a private placement and a reverse acquisition accounted for as a recapitalization of the Company that will provide additional liquidity for the Company for current operations. The Company estimates, however, that an additional private placement of $2,000,000 in equity or debt securities may be required during 1998, as well as additional funding of up to $6,000,000 over the next three years to successfully complete the FDA approval process.

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

     RESULTS OF OPERATIONS:

     During the three months ended March 31, 1998, Entropin incurred a loss of $101,694, as compared to a loss of $84,884 for the three months ended March 31, 1997. The increase resulted primarily from an increase of $90,854 in general and administrative expenses, relating to recapitalization of Entropin and negotiation of an agreement with The Western Center for Clinical Studies, Inc. (WCCS). Interest expense decreased in 1998 by $36,100 as a result of conversion of notes payable to redeemable preferred stock on January 15, 1998. Research and development costs also decreased by $34,073 due to the Company concentrating it's efforts on negotiations with WCCS and the recapitalization during the first quarter of 1998.

     Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

     CAPITAL RESOURCES AND LIQUIDITY:

     In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common stock, and loans and advances from shareholders. On January 15, 1998, the Company completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 unit, or $2.75 per share, which resulted in gross proceeds of $825,000. Concurrent with the private placement, the Company completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of the Company for 5,220,000 shares of Vanden's $.001 par value common stock. The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes the acquisition has been treated as a recapitalization of the Company based upon historical cost (a reverse acquisition), with the Company as the acquirer. Pursuant to the agreement, Vanden provided cash of $220,000.

     On January 15, 1998, the Company issued 3,210,487 shares of Series A redeemable non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $3,210,487 of notes payable to shareholders and accrued interest and various other liabilities of the Company.

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

ITEM 2.   CHANGES IN SECURITIES.

         (a) On January 15, 1998, the security holders of the Company voted on and approved an amendment to the Company's Articles of Incorporation to effect a 1-for-300 reverse stock split whereby each 300 currently authorized and outstanding shares of the Company's $.0001 par value Common Stock (the "Old Common Stock") was exchanged and converted into one share of $.001 par value Common Stock (the "New Common Stock"). The amendments to the Company's Articles of Incorporation were approved by a majority of the outstanding shares of Common Stock at a meeting of all of the Company's shareholders held on January 15, 1998, pursuant to applicable provisions of the Colorado Business Corporation Act.

         (c) During the past three years, the Registrant or Old Entropin issued its securities to the following persons for the cash or other consideration indicated in transactions that were not registered under the 1933 Act.

                                       I.

                  January 1998 Private Placement (Old Entropin)
                  ---------------------------------------------

                         No. of Shares of
Name                       Common Stock                   Consideration Received
----                     ----------------                 ---------------------

Suzanne Oliphant              10,000                             $27,500
Albert W. White               10,000                             $27,500
Stephen H. West               20,000                             $55,000
C. Richard Harrison           10,000                             $27,500
Jeanette Y. Mihaly            20,000                             $55,000
Joy Ann Svenson               10,000                             $27,500
Richard L. Monfort           180,000                            $495,000
David T. Treadwell            10,000                             $27,500

                         No. of Shares of
Name                       Common Stock                   Consideration Received
----                     ----------------                 ----------------------

David Bressler                 5,000                             $13,750
Gerald Olesh                  10,000                             $27,500
Arthur Kassoff                10,000                             $27,500
Armond A. Azharian             5,000                             $13,750
                             -------                            --------
        Total                300,000                            $825,000
                             =======                            ========

         The offers and sales set forth in I above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. All of the purchasers are known by Old Entropin's (now the Registrant's) president, Higgins D. Bailey, or were referred to him by other purchasers in this offering. Based upon the written representations made by the purchasers and other information known to the Registrant, the Registrant believes all of the purchasers were accredited investors as that term is defined in Rule 501 of Regulation D. No broker/dealers were involved in the sale and no commissions were paid. All purchasers represented that they purchased the securities for investment, and all certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

                                       II.

         In November 1997, Old Entropin issued an 8% note in the principal amount of $1,500,000 maturing December 31, 2000 payable to James E. Wynn as compensation for research and development services provided since the inception of the Company. In January 1998, Old Entropin converted this obligation to 1,500,000 shares of its redeemable 8% non-voting, non-cumulative Series A preferred stock, at $1.00 per share. The issuance of the promissory note and the subsequent conversion into shares of Series A preferred stock were made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchaser represented that he acquired the securities for investment, and all certificates issued to the purchaser were impressed with a restrictive legend advising that the shares represented by certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

                                      III.

                       Debt/Equity Exchange (Old Entropin)
                       -----------------------------------


                             No. of Shares of Series
      Name                      A Preferred Stock         Consideration Received
      ----                   -----------------------      ----------------------

Higgins D. Bailey                     178,000                   $  178,000
Lowell M. Somers                      822,446                   $  822,446
Thomas T. Anderson Trust              710,041                   $  710,041
                                    ---------                   ----------
      Total                         1,710,487                   $1,710,487
                                    =========                   ==========

         Old Entropin had accrued $1,710,487, including interest, in long-term debt owed to the abovementioned stockholders at December 31, 1996 and 1997. On January 15, 1998, Old Entropin converted all of such long-term debt plus accrued interest to 1,710,487 shares of Old Entropin's redeemable 8% non-voting, non-cumulative Series A Preferred Stock at $1 per share, for a total of $1,710,487. The issuance of the shares of Series A preferred stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. The purchasers represented that they acquired the securities for investment, and all certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

                                       IV.

         In December, 1997, Old Entropin entered into an agreement with LMU & Company ("LMU"). As partial consideration for LMU's services under the agreement, Old Entropin issued an option to purchase 180,001 shares of Old Entropin's common stock, exercisable for cash of $100. The issuance of the option to LMU was made in reliance upon the exemption from registration provided by Section 4(2) of the Act. No broker/dealers were involved in the sale and no commissions were paid. LMU represented that LMU acquired the option for investment and not with a view to distribution. LMU exercised its option in January 1998. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's transfer agent.

                                       V.

                    January 1998 Vanden-Old Entropin Merger
                    ---------------------------------------

     On January 15, 1998, in order to consummate the Agreement and Plan of Merger with Entropin, Inc., a California corporation ("Old Entropin"), the Registrant issued 5,700,001 shares of its Common Stock, $.001 par value per share, and 3,210,487 shares of the Company's redeemable 8% non-voting, non-cumulative Preferred Stock, $.001 par value per share, in exchange for all of the issued and outstanding shares of Common Stock and Preferred Stock of Old Entropin on a one-for-one basis, as follows:

                                                                                Consideration Received
                                                                                     No. of Old
                                              No. of Shares                        Entropin Shares
                                         ----------------------------        -----------------------------
                                                            Series A                             Series A
Name                                      Common            Preferred          Common            Preferred
----                                      ------            ---------          ------            ---------
Caroline T. Somers                       1,145,793                            1,145,793

Higgins D. & Shirley A. Bailey           1,404,093                            1,404,093

Higgins D. Bailey, Pledge                1,404,093                            1,404,093

Higgins D. Bailey                                             178,000                              178,000

Chandler G. Brown                          257,085                              257,085

CapMac Eighty-Two LP                        73,130                               73,130

Milton D. McKenzie, Trustee for
The Milton D. McKenzie
Revocable Trust                            102,834                              102,834

Milton D. McKenzie                          52,632                               52,632

James E. Wynn                              518,085          1,500,000           518,085          1,500,000

CKC Partners                                78,300                               78,300

Danny and Nancy Yu                          10,000                               10,000

Brent and Marlene Jackson                   50,000                               50,000

William J. Currin                           10,000                               10,000

Jacquelyn D. Anderson Baker                  5,455                                5,455

Interstate Johnson Lane Corp.               10,000                               10,000

Dennis K. Metzler                            5,000                                5,000

Jerry L. And Nancy Sands                     1,000                                1,000

The Macy Family Trust                       10,000                               10,000

Dewey H. And Virginia Crim                  20,000                               20,000

                                                       -18-

                                                                                Consideration Received
                                                                                     No. of Old
                                              No. of Shares                        Entropin Shares
                                         ----------------------------        -----------------------------
                                                            Series A                             Series A
Name                                      Common            Preferred          Common            Preferred
----                                      ------            ---------          ------            ---------
James W. Toot                               7,500                                7,500

Robert L. Simpson                           5,000                                5,000

Gladys F. Decker & Deloras D.
Hunter, Trustees for Gladys F.
Decker Trust No. 1                         20,000                               20,000

Donald Hunter, Trustee of the
Donald Hunter Residuary Marital
Trust                                      80,000                               80,000

Deloras Decker Hunter, Trustee
of the Deloras Decker Hunter
Generation Skipping Trust                  10,000                               10,000

Lowell M. Somers                                             822,446                              822,446

Thomas T. Anderson Trust                                     710,041                              710,041

The Underwood Family Partners              60,001                               60,001

Steven C. & Lynn T. Quoy                   60,000                               60,000

Suzanne Oliphant                           10,000                               10,000

Albert W. White                            10,000                               10,000

Stephen H. West                            20,000                               20,000

C. Richard Harrison                        10,000                               10,000

Jeanette Y. Mihaly                         20,000                               20,000

Joy Ann Svenson                            10,000                               10,000

Richard L. Monfort                        180,000                              180,000

David T. Treadwell                         10,000                               10,000

David Bressler                              5,000                                5,000

                                                                                Consideration Received
                                                                                     No. of Old
                                              No. of Shares                        Entropin Shares
                                         ----------------------------        -----------------------------
                                                            Series A                             Series A
Name                                      Common            Preferred          Common            Preferred
----                                      ------            ---------          ------            ---------
Gerald Olesh                                10,000                               10,000

Arthur Kassoff                              10,000                               10,000

Armond A. Azharian                           5,000                                5,000
                                         ---------          ---------         ---------          ---------
     TOTAL                               5,700,001          3,210,487         5,700,001          3,210,487
                                         =========          =========         =========          =========

          The exchange of Old Entropin shares for shares of the Registrant was effected under the exemption from registration provided under Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, for transactions not involving a public offering. Based upon the written representations made by the investors and other information known to the Registrant, the Registrant believes all of the investors were accredited investors as that term is defined in Rule 501 of Regulation D. All investors represented that they purchased the securities for investment, and all certificates issued to the investors were impressed with a restrictive legend advising that the shares represented by certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No broker/dealers were involved with the exchange, and no commissions were paid. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's transfer agent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A Special Meeting of the Company's shareholders was held on January 15, 1998. The following matters were submitted to and approved by the Company's shareholders:

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

                            % of                                     % of                                     % of
                           shares                                   shares                                   shares
        For              outstanding           Against            outstanding           Abstain            outstanding
        ---              -----------           -------            -----------
     56,277,700             62.5%              757,000           Less than 1%           245,700           Less than 1%

         3. A proposal to approve an amendment to Article III of the Company's Articles of Incorporation to fix the number of authorized shares of capital stock of the Company at a total of 60,000,000 shares, 50,000,000 of which shall be designated as Common Stock and 10,000,000 of which shall be designated as Preferred Stock.

                            % of                                     % of                                     % of
                           shares                                   shares                                   shares
        For              outstanding           Against            outstanding           Abstain            outstanding
        ---              -----------           -------            -----------
     56,192,700             62.4%              267,000           Less than 1%           820,700           Less than 1%

         4. A proposal to approve an Amendment to Article I of the Company's Articles of Incorporation to change the Company's name to Entropin, Inc.

                            % of                                     % of                                     % of
                           shares                                   shares                                   shares
        For              outstanding           Against            outstanding           Abstain            outstanding
        ---              -----------           -------            -----------
     56,968,400             63.3%              167,000           Less than 1%           145,000           Less than 1%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27        Financial Data Schedule

         (b)      Reports on Form 8-K

                  (1) Form 8-K, dated January 15, 1998, as amended, reporting the change of control pursuant to Item 1, and consummation of the acquisition of all of the issued and outstanding shares of Entropin, Inc. by the Company pursuant to 2 thereof.

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

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENTROPIN, INC.



Date:  June 30, 1998                  By:  /s/  Higgins D. Bailey
                                         ---------------------------------------
                                            Higgins D. Bailey
                                            Chairman of the Board of Directors


Date:  June 30, !998                  By:  /s/  Wellington A. Ewen
                                         ---------------------------------------
                                            Wellington A. Ewen
                                            Chief Financial Officer