Form 10QSB
period 1998-06-30
ENTROPIN INC
filed 1998-08-14
CIK 837600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---
As of August 15, 1998, 6,000,051 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes        No  X
                                                     ----      ----

                                 ENTROPIN, INC.

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
PART I.               FINANCIAL INFORMATION
-------               ---------------------

Item 1.        Financial statements:

Balance Sheet - December 31, 1997 and June 30, 1998
(Unaudited)                                                                 2

Statement of Operations - For the Three Months
Ended June 30, 1997 and 1998 (unaudited)                                    4

Statement of Operations -  For the Six Months Ended
June 30, 1997 and 1998 and Cumulative Amounts from
Inception (August 27, 1984) Through June 30, 1998
(unaudited)                                                                 5

Statement of Stockholders' Equity - For the Six
Months Ended June 30, 1998 (unaudited)                                      6

Statement of Cash Flows - For the Six Months Ended
June 30, 1997 and 1998 and Cumulative Amounts from
Inception (August 27, 1984) Through June 30, 1998
(unaudited)                                                                 7

Notes to Unaudited Financial Statements                                     8

Item 2. Management's Discussion and Analysis or
        Plan of Operation                                                  16


PART II.              OTHER INFORMATION                                    18
--------              -----------------

Item 1.  Legal Proceedings                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                      December 31, 1997 and June 30, 1998
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                             1997        1998
                                                             ----        ----
Current assets:
   Cash                                                    $    291    $138,715
   Accounts receivable - stockholder                          5,000           -
                                                           --------    --------
     Total current assets                                     5,291     138,715

Office equipment, less accumulated depreciation of $282           -       3,945

Other assets:

   Deferred stock offering costs (Note 5)                    10,746           -

   Deposits                                                       -      12,260

   Patent costs, less accumulated amortization of
     $40,300 (1997) and $49,535 (1998)                      266,456     274,131
                                                           --------    --------

      Total other assets                                    277,202     286,391
                                                           --------    --------
                                                           $282,493    $429,051
                                                           ========    ========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                      December 31, 1997 and June 30, 1998
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                           1997         1998
                                                           ----         ----
Current liabilities:
   Accounts payable                                    $  329,813   $  104,593
   Advances - stockholders (Note 2)                        98,873           -
                                                       ----------   ----------
     Total current liabilities                            428,686      104,593

Long-term debt:
   Stockholders (Note 4)                                1,710,487            -
   Deferred royalty agreement (Note 7)                    155,495      162,639
   Compensation agreement (Note 4)                      1,500,000            -
                                                       -----------  ----------
     Total long-term debt                               3,365,982      162,639

Commitments (Notes 2 and7)

Series A redeemable  preferred  stock,  $.001 par
  value,  3,210,487  shares authorized, 3,210,487
  shares issued and outstanding (1998) (Note 4)                 -    3,210,487

Series B redeemable convertible preferred stock,
  $.001 par value, 400,000 shares authorized, no
  shares issued or outstanding (Note 4)                         -            -

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A and B reported above                  -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 5,220,000 (1997) and 6,000,051 (1998)
     shares issued and outstanding                          5,220        6,000
   Additional paid-in capital                           1,296,780    5,914,210
   Deficit accumulated during the development stage    (4,814,175)  (5,515,015)
   Unearned stock compensation (Notes 5 and 7)                  -   (3,453,863)
                                                       ----------   ----------
     Total stockholders' equity (deficit)              (3,512,175)  (3,048,668)
                                                       ----------   ----------
                                                       $  282,493   $  429,051
                                                       ==========   ==========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended June 30, 1997 and 1998
                                  (Unaudited)

                                                          1997          1998
                                                          ----          ----

Costs and expenses:
   Research and development                             $ 31,111     $ 250,456
   General and administrative                              7,506       344,387
   Rent - related party (Note 2)                               -         3,120
   Depreciation and amortization                           3,525         5,017
                                                        --------     ---------

     Operating loss                                      (42,142)     (602,980)
                                                        --------     ---------

Other income (expense):
   Interest income                                             -         4,292
   Interest expense                                      (36,612)         (458)
                                                        --------     ---------

     Total other income (expense)                        (36,612)        3,834
                                                       ---------     ---------

Net Loss                                               $ (78,754)    $(599,146)
                                                       =========     =========

Basic loss per common share                            $    (.02)    $    (.10)
                                                       =========     =========

Weighted average common shares
   outstanding (Note 6)                                5,220,000     6,000,000
                                                       =========     =========

                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                For the Six Months Ended June 30, 1997 and 1998
      and for the Period from August 27, 1984 (inception) to June 30, 1998
                                  (Unaudited)

                                                                    Cumulative
                                                                  amounts from
                                           1997          1998       inception
                                           ----          ----       ---------

Costs and expenses:
   Research and development               $ 68,956     $ 254,228   $ 4,201,082
   General and administrative               14,104       439,759     1,010,014
   Rent - related party (Note 2)                 -         5,200         5,200
   Depreciation and amortization             7,387         9,517        66,885
                                         ---------     ---------   -----------

     Operating loss                        (90,447)     (708,704)   (5,283,181)
                                         ---------     ---------   -----------

Other income (expense):
   Interest income                               -         8,801         8,801
   Interest expense                        (73,191)         (937)     (240,635)
                                         ---------     ---------   -----------

     Total other income (expense)          (73,191)        7,864      (231,834)
                                         ---------     ---------   -----------

Net Loss                                 $(163,638)    $(700,840)  $(5,515,015)
                                         =========     =========   ===========

Basic loss per common share              $    (.03)    $    (.12)  $     (1.03)
                                         =========     =========   ===========

Weighted average common shares
   outstanding (Note 6)                  5,220,000     5,935,000   5,330,000
                                         =========     =========   =========

                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     For the Six Months Ended June 30, 1998
                                  (Unaudited)


                                                                                                            Deficit
                                                                                                          accumulated
                                                                            Common stock      Additional  during the     Unearned
                                                                        -------------------     paid-in   development      stock
                                                                        Shares       Amount     capital      stage      compensation
                                                                        ------       ------   ----------  ------------  ------------
Balance, December 31, 1997, as originally reported                     5,220,000     $5,220   $1,043,780   $(4,561,175) $         -

   Restatement (Note 8)                                                        -          -      253,000      (253,000)           -
                                                                       ---------     ------   ----------   -----------  -----------
Balance, December 31, 1997, as restated                                5,220,000      5,220    1,296,780    (4,814,175)           -
   Sale of common stock for cash  ($2.75 per share)
     (Note 5)                                                            300,000        300      797,810             -            -

   Issuance of common stock pursuant to recapitalization
      (Note 5)                                                           480,051        480      219,620             -            -

   Unearned stock compensation pursuant to issuance
     of common stock options (Note 5)                                          -          -    3,600,000             -   (3,600,000)

   Amortization of unearned stock compensation (Note 5)                        -          -            -             -      146,137

   Net loss for the six months ended June 30, 1998                             -          -            -      (700,840)           -
                                                                       ---------     ------   ----------   -----------  -----------
Balance, June 30, 1998                                                 6,000,051     $6,000   $5,914,210   $(5,515,015) $(3,453,863)
                                                                       =========     ======   ==========   ===========  ===========

                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                For the Six Months Ended June 30, 1997 and 1998
      and for the Period from August 27, 1984 (inception) to June 30, 1998
                                  (Unaudited)

                                                                               Cumulative
                                                                                 amounts
                                                                                  from
                                                          1997         1998     inception
                                                          ----         ----    ----------
Cash flows from operating activities:
   Net loss                                           $(163,638)   $(700,840) $(5,515,015)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                       7,387        9,517       66,885
      IBC partner royalty agreement                       9,526        7,144      162,639

      Services contributed in exchange
        for stock or stock options                            -      146,137    1,093,137
      Services contributed in exchange for
        compensation agreements                          46,666            -    2,231,678
      Decrease in accounts receivable -
        shareholder                                           -        5,000            -
      Increase (decease) in accounts payable              4,683     (225,220)     104,593
      Increase in accrued interest                       64,376            -      169,139
      Other                                                   -            -          131
                                                      ---------    ---------  -----------

      Total adjustments                                 132,638      (57,422)   3,828,202
                                                      ---------    ---------  -----------

      Net cash used in operations                       (31,000)    (758,262)  (1,686,813)

Cash flows from investing activities:
   Purchase of equipment                                      -       (4,227)     (21,434)
   Patent costs                                               -      (16,910)    (323,666)
   Increase in deposits                                       -      (12,260)     (12,260)
                                                      ---------    ---------  -----------

      Net cash used in investing activities                   -      (33,397)    (357,360)

Cash flows from financing activities:
   Proceeds from recapitalization                             -      220,100      220,100
   Deferred stock offering costs                              -       10,746            -
   Proceeds from sale of common stock                         -      798,110    1,153,110
   Proceeds from stockholder loans                            -            -      809,678
   Proceeds from (payments on) stockholder
     advances                                            34,000      (98,873)           -
                                                      ---------    ---------  -----------
      Net cash provided by financing
        activities                                       34,000      930,083    2,182,888

Net increase in cash                                      3,000      138,424      138,715

Cash at beginning of period                               1,677          291            -
                                                      ---------    ---------  -----------
Cash at end of period                                 $   4,677    $ 138,715  $   138,715
                                                      =========    =========  ===========


                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1998


The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at June 30, 1998 of $5,515,015. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1998




1. Organization and summary of significant accounting policies (continued)
   -----------------------------------------------------------------------

   As described in Note 5, the Company has successfully completed a private placement and a recapitalization of the Company which will provide additional liquidity for the Company for current operations. The Company is also currently conducting a private offering of a maximum of 400,000 shares of Series B convertible preferred stock for gross proceeds of $2,000,000 (see
   Note 4). However, the Company estimates it will require additional funding of up to $6,000,000 over the next three years to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

   Office equipment:

   Office equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of five years.

   Deferred stock offering costs:

   Deferred stock offering costs represent costs incurred to December 31, 1997, in connection with the private placement of common stock, more fully discussed in Note 5. Costs incurred as of December 31, 1997 and additional costs incurred subsequent to that date, were charged against the proceeds of that offering.

   Patents:

   Patents are stated at cost less accumulated amortization which is calculated on a straight-line basis over the useful lives of the assets, estimated by management to average 17 years. Research and development costs and any costs associated with internally developed patents (with the exception of legal costs) are expensed in the year incurred.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1998


1. Organization and summary of significant accounting policies (continued)
   ----------------------------------------------------------------------

   Impairment of long-lived assets:

   The Company evaluates the potential impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company annually reviews the amount of recorded long-lived assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying-amount, the Company will recognize an impairment loss in such period.

   Cash equivalents:

   For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality financial institutions. At times, the balance at any one financial institution may exceed FDIC limits.

   Income taxes:

   The Company provides for income taxes utilizing the liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

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

                                  June 30, 1998


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

   At June 30, 1998, the Company has a net operating loss carryforward of approximately $745,000 and future tax deductions of $1,980,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss expires in 2018. At June 30, 1998, total deferred tax assets and valuation allowance are as follows:

     Deferred tax assets resulting from:
       Net operating loss carryforwards                          $   225,000
       Accrual to cash adjustments                                   690,000
       Unearned stock compensation                                    50,000
                                                                 -----------
         Total                                                     1,020,000
       Less valuation allowance                                   (1,020,000)
                                                                 -----------
                                                                 $         -
                                                                 ===========

   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

4. Redeemable preferred stock
   --------------------------

   On January 15, 1998, the Company issued 3,210,487 shares of its Series A redeemable non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to shareholders and accrued interest, and a $1,500,000 compensation agreement. The annual 8% dividend is based upon a $1.00 per share value, and is only payable out of earnings.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1998


4. Redeemable preferred stock (continued)
   --------------------------------------

   In June 1998, the Company commenced a private placement of 400,000 shares of Series B preferred stock at $5.00 per share The Company anticipates incurring $140,000 of expenses associated with the private placement resulting in net proceeds of $1,860,000. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share.

5. Stockholders' equity
   --------------------

   Recapitalization:

   On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, a reverse acquisition.

   Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated on January 15, 1998. In connection with the recapitalization, the Company issued 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract as compensation for arranging a merger or acquisition acceptable to the Company. The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and changed to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000. The remaining options to acquire 180,001 shares are exercisable for a five-year period.

   Following the exchange, the Company's shareholders own approximately 95% of the outstanding common stock of Vanden. The reverse acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the number of authorized and issued common shares, par value of common stock and additional paid-in capital have been restated on the balance sheet and the statement of stockholders' equity to give retroactive effect to the recapitalization.

   Private placement:

   On January 15, 1998, the Company completed a private placement of 300,000 shares of its $.001 par value common stock for gross proceeds of $825,000, $2.75 per share.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1998


5. Stockholders' equity (continued)
   --------------------------------

   Stock options:

   On June 9, 1998, the board of directors approved a resolution whereby the Company granted to each director options to purchase up to 60,000 shares of the Company's common stock (300,000 shares in the aggregate), exercisable at $3.00 per share. The options vest at the rate of 20,000 shares per year commencing February 1999 through February 2001. Should any of the directors cease to serve on the Board of Directors, all non-vested options shall be forfeited.

   Unearned stock compensation:

   At June 30, 1998, the Company had granted an aggregate of 850,000 options at purchase prices lower than fair value of the stock at date of grant, including the director stock options disclosed above (see Note 7). The excess of the market value over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to expense over the term of the related agreements.

6. Loss per common share
   ---------------------

   Basic net loss per common share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options would have an anti-dilutive effect.

7. Commitments
   -----------

   Compensation agreements:

   In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the limited partnership. The I.B.C. Limited Partnership participated in the early development of Esterom(R) (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partners technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of June 30, 1998 , no liabilities have been accrued with respect to this agreement.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1998


7. Commitments (continued)
   -----------------------

   In a separate agreement with a former I.B.C. limited partner, the Company has agreed to pay the partner 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partner 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay the former limited partner the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partner. As of December 31, 1997, and June 30, 1998, the total liability accrued with respect to this agreement totaled $155,495 and $162,639, respectively. The Company will receive a credit against the earned payments for 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

   Development and Supply Agreements:

   On January 1, 1997, the Company entered into 10 year Development and Supply Agreements with Mallinckrodt, Inc. to develop all of the chemistry, manufacturing and controls to comply with the drug master file of the Food and Drug Administration as well as supply the bulk active product for marketing. In exchange for these services, Mallinckrodt will receive exclusive rights as a supplier of the bulk active product to the Company in North America. For the first year ended December 31, 1997, the contract price of the ingredient was fixed based on the number of liters ordered by the Company. Subsequent to December 31, 1997, the cost per liter will be adjusted based on changes in the price of the components in the bulk active product.

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

                                  June 30, 1998

7.   Commitments (continued)
     -----------------------

     Management agreement:

     During April 1998, the Company entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), a company experienced in managing pharmaceutical development, including providing assistance in taking pharmaceutical products to the FDA and through the clinical trials and New Drug Application stages of development. The Company is required to pay management fees of $880,400 over the 33 month term of the agreement, and has granted stock options to WCCS to purchase 450,000 shares of Entropin common stock. The options have a term of five years from the grant date and an exercise price of $1.50. The options are exercisable in varying amounts on dates ranging from August 1998 to December 2000.

     The difference between the fair value of the options at date of grant and the exercise price, totaling approximately $1,950,000 using the Black-Scholes option - pricing model, has been recorded as additional paid-in capital and unearned stock compensation. The unearned stock compensation is being amortized to expense on a straight-line basis over the 33 month term of the agreement.

     Amendment to management advisory agreement:

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

8.   Restatement of financial statements
     -----------------------------------

     The Company determined that the fair value of the common shares contributed in December 1997 by certain shareholders of the Company for services should be approximately $2.75 per share. The services were originally recorded at $2.00 per share. The accompanying financial statements have been restated to reflect the revaluation. The effect of the change for the year ended December 31, 1997 is to increase net loss by $253,000, increase net loss per share by $.05 and increase additional paid-in capital by $253,000, as follows:

                                     Year ended December 31, 1997
                                  -------------------------------------
                                  As previously reported    As restated
                                  ----------------------    -----------

     Net loss                           $(1,098,448)        $(1,351,448)
     Net loss per share                       $(.21)              $(.26)
     Additional paid-in capital         $ 1,043,780         $ 1,296,780


                                 From Inception Through December 31, 1997
                                 ----------------------------------------
                                  As previously reported    As restated
                                  ----------------------    -----------

     Net loss                           $(4,561,175)        $(4,814,175)
     Net loss per share                       $(.87)              $(.92)

     The change has no effect on the net loss or net loss per share for the three months or six months ended June 30, 1998 or 1997.

Item 2. Management's discussion and analysis or plan of operation
        ---------------------------------------------------------

      Plan of Operation:

      Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues from operations for the period from August 27, 1984 (inception) through June 30, 1998. Entropin has devoted substantially all it's resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

      Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. As described below, in January 1998, the Company successfully completed a private placement and a reverse acquisition accounted for as a recapitalization of the Company. These events have provided additional liquidity for the Company for current operations. The Company is currently conducting an additional private placement of up to $2,000,000 in convertible Series B preferred stock which funds will be used to fund operations during the next twelve months. The Company anticipates requiring additional funding of up to $6,000,000 over the next three years to successfully complete the FDA approval process.

      The Company recently entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), a California corporation experienced in managing pharmaceutical development. During the 33 month term of the agreement, WCCS will assist the Company in obtaining FDA approval for its product Esterom(R), implementing a business plan and providing experienced personnel to bring Esterom(R) to commercialization. The Company is required to pay management fees of approximately $880,400 over the term of the agreement, and has provided stock options to purchase 450,000 shares of Entropin common stock over the 33 month period at an exercise price of $1.50 per share.

      Results of Operations:

      During the three months ended June 30, 1998, Entropin incurred a net loss of $599,146 as compared to $78,754 for the three months ended June 30, 1997. The increase resulted primarily from an increase of $336,881 in general and administrative expenses and an increase of $219,345 in research and development expenses. Both increases related primarily to negotiating and initiating the agreement with WCCS, as well as other start-up organizational expenses.

      During the six months ended June 30, 1998, Entropin incurred a loss of $700,840, as compared to a loss of $163,638 for the six months ended June 30, 1997. The increase resulted primarily from an increase of $425,655 in general and administrative expenses, relating to recapitalization of Entropin and negotiation of an agreement with The Western Center for Clinical Studies, Inc. (WCCS). Interest expense decreased in 1998 by $72,254 as a result of conversion of notes payable to redeemable preferred stock on January 15, 1998. Research and development costs also increased by $185,272 as a result of commencement of the agreement with WCCS.

      Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

      Capital Resources and Liquidity:

      In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common stock, and loans and advances from shareholders. On January 15, 1998, the Company completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 unit, or $2.75 per share, which resulted in gross proceeds of $825,000. Concurrent with the private placement, the Company completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of the Company for 5,220,000 shares of Vanden's $.001 par value common stock. The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company based upon historical cost (a reverse acquisition), with the Company as the acquirer. Pursuant to the agreement, Vanden provided cash of $220,000.

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

      In June 1998, the Company commenced a private placement of 400,000 shares of Series B preferred stock at $5.00 per share. The Company anticipates incurring $140,000 of expenses associated with the private placement resulting in net proceeds of $1,860,000. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 -  Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                  (1) Form 8-K, dated April 23, 1998, as amended, reporting developments in the Company's business under Item 5 thereof, filed with the Securities and Exchange Commission on April 23, 1998.

                  (2) Form 8-K, dated June 9, 1998, reporting developments in the Company's business under Item 5 thereof, filed with the Securities and Exchange Commission on June 10, 1998.

                  (3) Form 8-K, dated January 15, 1998, as amended, reporting the change of control of Entropin, Inc. to
                           Item 1 thereof, filed with the Securities and Exchange Commission on June 30, 1998.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENTROPIN, INC.



Date:  August 7, 1998                  By:  /s/  Higgins D. Bailey
                                         ---------------------------------------
                                            Higgins D. Bailey
                                            Chairman of the Board of Directors


Date:  August 7, 1998                  By:  /s/  Wellington A. Ewen
                                         ---------------------------------------
                                            Wellington A. Ewen
                                            Chief Financial Officer