Form 10KSB40/A
period 1997-12-31
ENTROPIN INC
filed 1998-08-28
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2

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

                                               TABLE OF CONTENTS
PART I


Item 1.  Description of Business....................................................................1

Item 2.  Description of Property....................................................................9

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

Item 7.  Financial Statements......................................................................13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure................................................................................13


PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons; Compliance
         With Section 16(a) of the Exchange Act....................................................15

Item 10.  Executive Compensation...................................................................18

Item 11.  Security Ownership of Certain Beneficial Owners and Management...........................21

Item 12.  Certain Relationships and Related Transactions...........................................22

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K...................................25

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

RESULTS OF OPERATIONS

         From inception until December 31, 1998, Entropin has incurred expenses of $3,946,854 in research and development fees, $570,255 in general and administrative expenses and $239,698 in interest resulting in a loss of $4,814,175 for the period from inception (August 27, 1984) to December 31, 1997. For the year ended December 31, 1997, Entropin incurred $877,209 in research and development fees, $328,853 in general and administrative expenses and $127,386 in interest expense, resulting in a loss of $1,351,448. Research and development fees incurred during 1997 were approximately $709,000 higher than in 1996. The increase related primarily to recording research and development expense and contributed capital for the estimated value of common stock ($712,000) contributed by certain shareholders to an individual in exchange for research and development services provided since inception of the Company. General and administrative expenses incurred during 1997 were approximately $227,000 higher than in 1996. The increase related primarily to recording legal expense and contributed capital for the estimated value of common stock ($215,000) contributed by certain shareholders to an individual for business advisory and legal services.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following sets forth certain information with respect to the officers and directors of the Company.

         Name                   Age             Officer or Position              Director Since
         ----                   ---             -------------------              --------------
Higgins D. Bailey               68           President, Chief                    July, 1992
                                             Executive Officer, and
                                             Chairman of the Board

Daniel L. Azarnoff, M.D.        71           Director                            February, 1998
Donald Hunter                   64           Secretary and Director              February, 1998

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

         DONALD HUNTER has been a director and the Secretary of the Company since February 1998. Since 1994, Mr. Hunter has served as a consultant to Entergy Corporation as well as other industrial concerns dealing with mergers/acquisitions and other business matters. From 1991 to 1994, he was senior vice president of Entergy Corporation and was responsible for the merger activities with Gulf States Utilities. Prior to 1991, Mr. Hunter was president and chief operating officer of Louisiana Power & Light Company and executive vice president and chief operating officer of New Orleans Public Service, Inc. In addition, he has served on the board of directors of a number of companies and service companies. His prior business affiliations include positions as vice president for Yankee Atomic Electric, president and majority owner of Pioneer Steel Company, and various executive positions with Helix Technology Corporation. Mr. Hunter received a B.S. degree in chemical engineering from Purdue University and a M.S. in nuclear engineering from Iowa State University.

         DEWEY H. CRIM has been a director and the Treasurer of the Company since February 1998. Mr. Crim currently serves as President and Chief Executive Officer of the Links Foundation, Inc. From 1995 to 1997, he served as Executive Vice President of the Inspirational Network, a national cable television company. From 1980 to 1995, Mr. Crim was employed with BellSouth Corporation, a national telecommunications company, where he served as President of two subsidiaries: TechSouth, Inc., and BellSouth Media Technology, Inc. Mr. Crim later served as a senior business development strategist on the BellSouth Corporate staff. In addition, his responsibilities included negotiating an alliance between Walt Disney Company and three regional telephone companies which subsequently became Americast Corporation. Mr. Crim was also founder and President of Central Computer Services, Inc., a computer service company which provided support services to more than 50 banks. Mr. Crim began his career at Electronic Data Systems Corp. in Dallas, Texas. Mr. Crim serves as a director on the following privately held companies: Telecom Wireless Solutions, Inc., a wireless telecommunications company, and Eastside Bank, a federal savings bank. Mr. Crim received a B.S. degree in business and accounting from the University of Alabama.

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

                                                                                            Long Term
                                                                                       Compensation Awards
                                                                            ----------------------------------------------
                                     Annual Compensation ($$)               Restricted
                                ------------------------------------          Stock                        Options & Other
  Name and Position             Year          Salary           Bonus         Awards(4)       SARs(4)       Compensation
  -----------------             ----          ------           -----        ----------       ----------    ---------------
Higgins D. Bailey               1997           $-0-             $-0-            -0-            -0-              $-0-
President and Chief
Executive Officer               1996           $-0-             $-0-            -0-            -0-              $-0-

                                1995           $-0-             $-0-            -0-            -0-              $-0-

A. Thomas Tenenbaum,            1997           $-0-             $-0-            -0-            -0-              $-0-
Former President and
Chief Executive Officer         1996           $-0-             $-0-            -0-            -0-              $-0-
of Vanden
                                1995           $-0-             $-0-            -0-            -0-              $-0-

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

         The Company had accrued the following long-term debt owed to the following stockholders at December 31, 1996 and 1997:

                                                                                  1996                  1997
                                                                                  ----                  ----
8% Note payable - Thomas T. Anderson, a stockholder,
issued for cash advances, principal plus accrued interest
due December 31, 2000, unsecured                                              $  631,678            $  631,678


8% Note payable - Higgins D. Bailey, the Company's
President and a stockholder , issued for cash advances,
principal plus accrued interest due December 31, 2000,                           178,000               178,000
unsecured

8% Note payable - Lowell M. Somers, a stockholder,
issued for past services, principal plus accrued interest
due December 31, 2000, unsecured                                                 731,678               731,678

Accrued interest payable to Thomas T. Anderson and
Lowell M. Somers, stockholders of the Company                                     60,341               169,131
                                                                              ----------            ----------
                                                                              $1,601,697            $1,710,487
                                                                              ==========            ==========

         On January 15, 1998, the Company converted all above noted long-term debt plus accrued interest to 1,710,487 shares of the Company's redeemable 8% non-voting, non-cumulative Series A Preferred Stock at $1 per share, for a total of $1,710,487.

         During November 1997, the Company began negotiating with James E. Wynn regarding compensation for research and development services provided since the inception of the Company. In exchange for these past services, the Company agreed to issue an 8% note payable to the individual in the principal amount of $1,500,000 maturing December 31, 2000. Subsequent to year end, the Company converted this obligation to 1,500,000 shares of its non-voting, non-cumulative redeemable Series A preferred stock, at $1.00 per share. In December, 1997, certain shareholders of the Company contributed a portion of their common stock to Dr. Wynn as partial settlement for research and development services (259,042 shares valued at $712,000, approximately $2.75 per share). The expense and related capital contributions were reflected at December 31, 1997. Dr. Wynn was subsequently appointed a Director to the Company's Board in February, 1998.

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

                                          ENTROPIN, INC.

Date: August 27, 1998                    By /s/ Higgins D. Bailey
                                            ------------------------------------
                                            Higgins D. Bailey,
                                            Chairman of the Board

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

Signatures                                         Title                                    Date
----------                                         -----                                    ----

 /s/ Higgins D. Bailey                      President, Chief Executive Officer          August 27, 1998
---------------------------                 and Chairman of the Board
Higgins D. Bailey


  /s/  Wellington A. Ewen                   Chief Financial Officer                     August 27, 1998
-------------------------
Wellington A. Ewen


 /s/ Daniel L. Azarnoff                     Director                                    August 27, 1998
---------------------------
Daniel L. Azarnoff


/s/ Donald Hunter                           Secretary and Director                      August 27, 1998
---------------------------
Donald Hunter


/s/ Dewey H. Crim                           Treasury, Director and                      August 27, 1998
---------------------------                 Principal Accounting
Dewey H. Crim                               Officer


/s/ James E. Wynn                           Director                                    August 27, 1998
---------------------------
James E. Wynn

                                           Index to Financial Statements
                                           -----------------------------

                                                   ENTROPIN, INC.


Report of Causey Demgen & Moore Inc. Independent Certified Public Accountants...................................F-2

Balance Sheets As of December 31, 1997 and 1996.................................................................F-3

Statements of Operations
         For Years Ended  December  31,  1997 and 1996,  and for the Period from
         August 27, 1984 (Inception) Through December 31, 1997..................................................F-4

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

As discussed in Note 10 to the financial statements, the Company determined during the current year that the fair value of common shares contributed in December 1997 by certain shareholders of the Company were under valued. Accordingly, the December 31, 1997 financial statements have been restated to reflect the re-valuation.

Denver, Colorado
February 22, 1998, except
for Note 9, as to which the
date is March 19, 1998 and
Note 10, as to which the date
is August 12, 1998                         CAUSEY DEMGEN & MOORE INC.

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
                                                       ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Accounts payable                                    $  148,557   $  329,813
   Advances - stockholders (Note 2)                        21,036       98,873
                                                       ----------   ----------
     Total current liabilities                            169,593      428,686

Long-term debt:
   Stockholders (Note 2)                                1,601,697    1,710,487
   Deferred royalty agreement (Note 6)                    111,440      155,495
   Compensation agreement (Note 6)                      1,430,000    1,500,000
                                                       ----------   ----------
     Total long-term debt                               3,143,137    3,365,982

Commitments and contingencies (Notes 6 and 8)

Series A redeemable preferred stock, $.001 par value,
   3,210,487 shares authorized, no shares issued
   and outstanding (Notes 3 and 8)                              -            -

Stockholders' equity (deficit) (Notes 4 and 8):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A reported above (Note 3)               -            -
   Common stock, $.001 par value; 50,000,000
     shares authorized, 5,220,000 shares issued
     and outstanding                                        5,220        5,220
   Additional paid-in capital                             369,780    1,296,780
   Deficit accumulated during the development stage    (3,462,727)  (4,814,175)
                                                       ----------   ----------
     Total stockholders' equity (deficit)              (3,087,727)  (3,512,175)
                                                       ----------   ----------
                                                       $  225,003   $  282,493
                                                       ==========   ==========


                            See accompanying notes.
                                      F-3

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 1996 and 1997
    and for the Period from August 27, 1984 (inception) to December 31, 1997


                                                                   Cumulative
                                                                  amounts from
                                             1996         1997      inception
                                             ----         ----    ------------

Costs and expenses:
   Research and development                $ 167,818  $   877,209  $ 3,946,854
   General and administrative                101,894      328,853      570,255
   Depreciation and amortization              10,550       18,000       57,368
                                           ---------  -----------  -----------
     Operating loss                         (280,262)  (1,224,062)  (4,574,477)

Other income (expense):
   Interest expense                          (94,876)    (127,386)    (239,698)
                                           ---------  -----------  -----------

Net loss (Note 10)                         $(375,138) $(1,351,448) $(4,814,175)
                                           =========  ===========  ===========
Basic loss per common share (Note 5)       $    (.07) $      (.26) $      (.92)
                                           =========  ===========  ===========



                            See accompanying notes.

                                                 ENTROPIN, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      For the Period from August 27, 1984 (inception) to December 31, 1997
                                                                                                            Deficit
                                                                                                           accumulated
                                                           Common Stock       Additional                   during the
                                                        ------------------     paid-in       Stock         development
                                                        Shares      Amount     capital    subscriptions      stage
                                                        ------      ------    ----------  -------------    -----------
Balance at August 27, 1984 (inception)                         -    $    -   $        -     $      -      $         -

   Sale of common stock for cash
     in 1984 ($.005 per share)                           991,800       992        4,008            -                -

   Issuance of common stock in exchange for
      services in 1991 ($.005 per share)               3,967,198     3,967       16,033            -                -

   Cash contribution from shareholder in 1991                  -         -       50,000            -                -

   Net loss for the period from inception through
     December 31, 1994                                         -         -            -            -       (2,824,221)
                                                       ---------    ------   ----------     --------      -----------
Balance, December 31, 1994                             4,958,998     4,959       70,041            -       (2,824,221)

   Cash received for common  stock subscription                -         -            -      150,000                -

   Net loss for the year                                       -         -            -            -         (263,368)
                                                       ---------    ------   ----------     --------      -----------
Balance, December 31, 1995                             4,958,998     4,959       70,041      150,000       (3,087,589)

   Sale of common stock for cash ($1.15 per share)       261,002       261      299,739     (150,000)               -

   Net loss for the year                                       -         -            -            -         (375,138)
                                                       ---------    ------   ----------     --------      -----------
Balance, December 31, 1996                             5,220,000     5,220      369,780            -       (3,462,727)

   Capital contributions (Note 4 and 10)                       -         -      927,000            -                -

   Net loss for the year (Note 10)                             -         -            -            -       (1,351,448)
                                                       ---------    ------   ----------     --------      -----------
Balance, December 31, 1997                             5,220,000    $5,220   $1,296,780     $      -      $(4,814,175)
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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 1996 and 1997
    and for the Period from August 27, 1984 (inception) to December 31, 1997

                                                                     Cumulative
                                                                      amounts
                                                                       from
                                              1996         1997      inception
                                              ----         ----      ---------
Cash flows from operating activities:
   Net loss                                 $(375,138) $(1,351,448) $(4,814,175)
   Adjustments to reconcile net loss to
     net cash used in operating
     activities:
      Depreciation and amortization            10,550       18,000       57,368
      IBC partner royalty agreement                 -       44,055      155,495
      Services contributed in exchange
        for stock                                   -      927,000      947,000
      Services contributed in exchange for
        compensation agreements               110,000       70,000    2,231,678
      Increase in accounts receivable -
        shareholder                                 -            -       (5,000)
      Increase in accounts payable             33,418      181,256      329,813
      Increase in accrued interest             60,341      108,790      169,139
      Other                                         -           -           131
                                            ---------  -----------  -----------
      Total adjustments                       214,309    1,349,101    3,885,624
                                            ---------  -----------  -----------
      Net cash used in operations            (160,829)      (2,347)    (928,551)

Cash flows from investing activities:
   Purchase of equipment                            -            -      (17,207)
   Patent costs                               (54,564)     (66,130)    (306,756)
                                            ---------  -----------  -----------
      Net cash used in investing activities   (54,564)     (66,130)    (323,963)

Cash flows from financing activities:
   Deferred stock offering costs                    -      (10,746)     (10,746)
   Proceeds from sale of common stock         150,000            -      355,000
   Proceeds from stockholder loans             19,972            -      809,678
   Proceeds from stockholder advances          21,035       77,837       98,873
                                            ---------  -----------  -----------
      Net cash provided by financing
         activities                           191,007       67,091    1,252,805
                                            ---------  -----------  -----------
Net increase (decrease) in cash               (24,386)      (1,386)         291

Cash at beginning of period                    26,063        1,677            -
                                            ---------  -----------  -----------
Cash at end of period                       $   1,677  $       291  $       291
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

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at December 31, 1997 of $4,814,175. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

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

     Capital contributions:

     In December 1997, certain shareholders of the Company contributed a portion of their common stock to an individual providing business advisory and legal services to the Company (78,300 shares valued at $215,000) and to the Chairman of the Pharmaceutical Sciences Department of a university as partial settlement for research and development services (259,042 shares valued at $712,000). The transactions were accounted for based upon the fair value of the common shares contributed, approximately $2.75 per share. The expense and related capital contributions are reflected at December 31, 1997.

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

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

8.   Subsequent events (continued)
     -----------------------------

     Issuance of common stock:

     In connection with the recapitalization effected on January 15, 1998, the Company issued 180,001 shares of its $.001 par value common stock to an unrelated entity for cash of $100 as required by the management advisory services contract (see Note 6). The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the exercise price was treated as additional cost of the transaction (merger) and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000.

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

10.  Restatement of financial statements
     -----------------------------------

     The Company determined that the fair value of the common shares contributed in December 1997 by certain shareholders of the Company for services should be approximately $2.75 per share (see Note 4). The services were originally recorded at $2.00 per share. The accompanying financial statements have been restated to reflect the revaluation. The effect of the change for the year ended December 31, 1997 is to increase net loss by $253,000, increase net loss per share by $.05 and increase additional paid-in capital by $253,000, as follows:

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