Form 10QSB/A
period 1998-03-31
ENTROPIN INC
filed 1998-08-28
CIK 837600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2


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

                                      INDEX


                                                                  Page No.
                                                                  --------

PART I.           FINANCIAL INFORMATION
-------           ---------------------

Item 1.     Financial statements:

Balance Sheet - December 31, 1997 and March 31, 1998 (unaudited          2

Statement of Operations -  For the Three Months Ended March 31,
1997 and 1998 and Cumulative Amounts from Inception (August 27,
1984) Through March 31, 1998 (unaudited)                                 3

Statement of Stockholders' Equity - For the Three Months Ended
March 31, 1998 (unaudited)                                               4

Statement of Cash Flows - For the Three Months Ended March 31,
1997 and 1998 and Cumulative Amounts from Inception (August 27,
1984) Through March 31, 1998 (unaudited)                                 5

Notes to Unaudited Financial Statements                                  6

Item 2. Management's Discussion and Analysis or Results of Operations   13



PART II.          OTHER INFORMATION                                     15
--------          -----------------                                     --

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

Commitments (Notes 2 and7)

Series A redeemable preferred stock,
   $.001 par value, 3,210,487 shares
   authorized, 3,210,487 shares issued
   and outstanding (1998)(Note 4)                                       -    3,210,487

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A reported above                                -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 5,220,000 (1997) and 6,000,051 (1998)
     shares issued and outstanding                                  5,220        6,000

   Additional paid-in capital                                   1,296,780    2,314,210
   Deficit accumulated during the development stage            (4,814,175)  (4,915,869)
                                                               ----------   ----------

     Total stockholders' equity (deficit)                      (3,512,175)  (2,595,659)
                                                               ----------   ----------
                                                               $  282,493   $  805,462
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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

               For the Three Months Ended March 31, 1997 and 1998
      and for the Period from August 27, 1984 (inception) to March 31, 1998
                                  (Unaudited)

                                                                    Cumulative
                                                                   amounts from
                                             1997          1998     inception
                                             ----          ----    ------------

Costs and expenses:
   Research and development               $  37,843     $   3,772   $ 3,950,626
   General and administrative                 6,598        95,372       665,627
   Rent - related party (Note 2)                  -         2,080         2,080
   Depreciation and amortization              3,862         4,500        61,868
                                          ---------     ---------   -----------
     Operating loss                         (48,305)     (105,724)   (4,680,201)

Other  income (expense):
   Interest income                                -         4,509         4,509
   Interest expense                         (36,579)         (479)     (240,177)
                                          ---------     ---------   -----------
     Total other income (expense)           (36,579)        4,030      (235,668)
                                          ---------     ---------   -----------
Net loss                                  $ (84,884)    $(101,694)  $(4,915,869)
                                          =========     =========   ===========
Basic loss per common share               $    (.02)    $    (.02)  $      (.94)
                                          =========     =========   ===========

Weighted average common shares
   outstanding (Note 6)                   5,220,000     5,870,000     5,232,000
                                          =========     =========   ===========

                            See accompanying notes.

                                           ENTROPIN, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                              For the Three Months Ended March 31, 1998
                                                                                                      Deficit
                                                                                                     accumulated
                                                                  Common Stock        Additional      during the
                                                              --------------------     paid-in       development
                                                              Shares        Amount     capital          stage
                                                              ------        ------    ----------     -----------

Balance, December 31, 1997                                   5,220,000      $5,220    $1,296,780     $(4,814,175)

   Sale of common stock for cash ($2.75 per share)             300,000         300       797,810               -
     (Note 5)

   Issuance of common stock pursuant to recapitalization
      (Note 5)                                                 480,051         480       219,620               -
   Net loss for the three months ended March 31, 1998                -           -             -        (101,694)
                                                             ---------      ------    ----------     -----------
Balance, March 31, 1998                                      6,000,051      $6,000    $2,314,210     $(4,915,869)
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

                                     ENTROPIN, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENT OF CASH FLOWS

             For the Three Months Ended March 31, 1997 and 1998 and for the
               Period from August 27, 1984 (inception) to March 31, 1998
                                      (Unaudited)

                                                                               Cumulative
                                                                                amounts
                                                                                 from
                                                     1997         1998          inception
                                                     ----         ----         ----------

Cash flows from operating activities:
   Net loss                                        $(84,884)    $(101,694)     $(4,915,869)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                   3,862         4,500           61,868
      IBC partner royalty agreement                   4,763         3,572          159,067
      Services contributed in exchange
        for stock                                         -             -          947,000
      Services contributed in exchange for
        compensation agreements                      23,333             -        2,231,678
      Increase in accounts receivable -
        shareholder                                       -             -           (5,000)
      Increase (decease) in accounts payable          3,761      (298,246)          31,567
      Increase in accrued interest                   32,188             -          169,139
      Other                                               -             -              131
                                                   --------     ---------      -----------
      Total adjustments                              67,907      (290,174)       3,595,450
                                                   --------     ---------      -----------
      Net cash used in operations                   (16,977)     (391,868)      (1,320,419)

Cash flows from investing activities:
   Purchase of equipment                                  -             -          (17,207)
   Patent costs                                           -             -         (306,756)
                                                   --------     ---------      -----------
      Net cash used in investing activities               -             -         (323,963)

Cash flows from financing activities:
   Proceeds from recapitalization                         -       220,100          220,100
   Deferred stock offering costs                          -        10,746                -
   Proceeds from sale of common stock                     -       798,110        1,153,110
   Outstanding checks in excess of
    bank balance                                      3,300             -                -
   Proceeds from stockholder loans                        -             -          809,678
   Proceeds from (payments on) stockholder
    advances                                         12,000       (98,873)               -
                                                   --------     ---------      -----------
      Net cash provided by financing
         activities                                  15,300       930,083        2,182,888
                                                   --------     ---------      -----------
Net increase (decrease) in cash                      (1,677)      538,215          538,506

Cash at beginning of period                           1,677           291                -
                                                   --------     ---------      -----------
Cash at end of period                              $      -     $ 538,506      $   538,506
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

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at March 31, 1998 of $4,915,869. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

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

                                 ENTROPIN, INC.



Date:  August 27, 1998                By:  /s/  Higgins D. Bailey
                                         ---------------------------------------
                                            Higgins D. Bailey
                                            Chairman of the Board of Directors


Date:  August 28, 1998                By:  /s/  Wellington A. Ewen
                                         ---------------------------------------
                                            Wellington A. Ewen
                                            Chief Financial Officer