Form 10QSB
period 1998-09-30
ENTROPIN INC
filed 1998-11-09
CIK 837600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended        September 30, 1998
                                    ---------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from _____________ to ____________

               Commission file number         33-23693
                                      -----------------------

                             ENTROPIN, INC.
 -----------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         COLORADO                                  84-1090424
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

               45926 Oasis Street, Indio, California 92201
 -----------------------------------------------------------------------
                (Address of principal executive offices)


                             (760) 755-8333
 -----------------------------------------------------------------------
                       (Issuer's telephone number)

                                   N/A
 -----------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                               -----    -----

As of November 6, 1998, 6,000,051 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes       No   X
                                                     -----    -----

                            ENTROPIN, INC.



                                 INDEX
                                 -----

PART 1.             FINANCIAL INFORMATION                          PAGE NO.
-------             ---------------------                          --------

Item 1.  Financial Statements:

Balance Sheet - December 31, 1997 and September 30, 1998 (unaudited)   2

Statement of Operations - For the Three Months Ended September 30,
1997 and 1998 (unaudited)                                              4

Statement of Operations - For the Nine Months Ended September 30,
1997 and 1998 and Cumulative Amounts from Inception (August 27,
1984) Through September 30, 1998 (unaudited)                           5


Statement of Stockholders' Equity - For the Nine Months
Ended September 30, 1998 (unaudited)                                   6

Statement of Cash Flows - For the Nine Months Ended September 30,
1997 and 1998 and Cumulative Amounts from Inception (August 27,
1984) Through September 30, 1998 (unaudited)                           7

Notes to Unaudited Financial Statements                                8

Item 2.  Management's Discussion and Analysis or Plan of Operations   16

PART II.            OTHER INFORMATION
--------            -----------------

Item 1.  Legal Proceedings                                            18

Item 2.  Changes in Securities                                        18

Item 5.  Other Information                                            21

Item 6.  Exhibits and Reports on Form 8-K                             21

Signatures                                                            22

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                    December 31, 1997 and September 30, 1998
                                   (Unaudited)

                                     ASSETS
                                                           1997         1998
                                                          -------     --------
Current assets:
   Cash and cash equivalents                              $   291   $  707,747
   Accounts receivable - stockholder                        5,000           -
                                                          -------   ----------
     Total current assets                                   5,291      707,747

Office equipment, less accumulated depreciation
   of $564 (1998)                                               -        3,663

Other assets:

   Deferred stock offering costs (Note 5)                  10,746            -

   Deposits                                                     -       12,260

   Patent costs, less accumulated amortization of
     $40,300 (1997) and $54,440 (1998)                    266,456      282,765
                                                          --------  ----------

      Total other assets                                  277,202      295,025
                                                          --------  ----------

                                                          $282,493  $1,006,435
                                                          ========  ==========

                             See accompanying notes.
                                       -2-

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                    December 31, 1997 and September 30, 1998
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          1997         1998
                                                       ----------   ----------
Current liabilities:
   Accounts payable                                    $  329,813   $   38,555
   Advances - stockholders (Note 2)                        98,873           -
                                                       -----------  ----------
     Total current liabilities                            428,686       38,555

Long-term debt:
   Stockholders (Note 4)                                1,710,487            -
   Deferred royalty agreement (Note 7)                    155,495      166,210
   Compensation agreement (Note 4)                      1,500,000           -
                                                       -----------  ----------
     Total long-term debt                               3,365,982      166,210

Commitments (Notes 2 and 7)

Series  A  redeemable  preferred  stock,
  $.001  par  value,   3,210,487  shares
  authorized, issued and outstanding (1998)
  (Note 4)                                                      -    3,210,487

Series B redeemable convertible preferred
  stock, $.001 par value, 400,000 shares
  authorized, 245,500 shares issued and
  outstanding (Note 4)                                          -    1,142,750

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A and B reported above                  -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 5,220,000 (1997) and 6,000,051 (1998)
     shares issued and outstanding                          5,220        6,000
   Additional paid-in capital                           1,296,780    5,614,210
   Deficit accumulated during the development stage    (4,814,175)  (6,301,323)
   Unearned stock compensation (Notes 5 and 7)                 -    (2,870,454)
                                                       ----------   -----------
     Total stockholders' equity (deficit)              (3,512,175)  (3,551,567)
                                                       -----------  -----------

                                                       $  282,493   $1,006,435
                                                       ==========   ==========

                             See accompanying notes.
                                       -3-

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

             For the Three Months Ended September 30, 1997 and 1998
                                   (Unaudited)

                                                          1997         1998
                                                       ---------     --------
Costs and expenses:
   Research and development                            $  44,591     $ 393,645
   General and administrative                             17,901       392,804
   Rent - related party (Note 2)                               -         3,120
   Depreciation and amortization                           7,613         5,187
                                                       ---------     ---------

     Operating loss                                      (70,105)     (794,756)
                                                       ---------     ---------

Other income (expense):
   Interest income                                             -         8,962
   Interest expense                                      (23,374)         (514)
                                                       ---------     ---------

     Total other income (expense)                        (23,374)        8,448
                                                       ---------     ---------

Net Loss                                                 (93,479)     (786,308)

Accrued dividends applicable to Series B
   preferred stock (Note 4)                                   -        (25,573)
                                                       ---------     ---------

Net loss applicable to common shareholders              $(93,479)    $(811,881)
                                                       =========     =========

Basic loss per common share                            $    (.02)    $    (.14)
                                                       =========     =========

Weighted average common shares
   outstanding (Note 6)                                5,220,000     6,000,000
                                                       =========     =========

                             See accompanying notes.
                                       -4-

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

 For the Nine Months Ended September 30, 1997 and 1998 and for the Period from
         August 27, 1984 (inception) to September 30, 1998 (Unaudited)

                                                                   Cumulative
                                                                  amounts from
                                           1997          1998       inception
                                         ---------     ---------   -----------
Costs and expenses:
   Research and development             $  113,547   $   647,873   $ 4,594,727
   General and administrative               32,005       832,563     1,402,818
   Rent - related party (Note 2)                 -         8,320         8,320
   Depreciation and amortization            15,000        14,704        72,072
                                        ----------   -----------   -----------

     Operating loss                       (160,552)   (1,503,460)   (6,077,937)
                                        ----------   -----------   -----------

Other income (expense):
   Interest income                               -        17,763        17,763
   Interest expense                        (96,565)       (1,451)     (241,149)
                                        ----------   -----------   -----------

     Total other income (expense)          (96,565)       16,312      (223,386)
                                        ----------   -----------   -----------

Net Loss                                  (257,117)   (1,487,148)   (6,301,323)

Accrued dividends applicable to Series
   B preferred stock (Note 4)                   -        (25,573)      (25,573)
                                        ---------    -----------   -----------

Net loss applicable to common
   shareholders                         $(257,117)   $(1,512,721)  $(6,326,896)
                                        =========    ===========   ===========

Basic loss per common share                $ (.05)        $ (.25)      $ (1.17)
                                        =========    ===========   ===========

Weighted average common shares
   outstanding (Note 6)                  5,220,000     5,957,000     5,425,000
                                        ==========    ==========    ==========

                             See accompanying notes.
                                       -5-


                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT

                   For the Nine Months Ended September 30, 1998
                                  (Unaudited)

                                                                                          Deficit
                                                                                        accumulated
                                                                             Additional   during the   Unearned
                                                           Common stock       paid-in   development     stock
                                                        Shares      Amount    capital      stage     compensation
                                                        ------------------   ----------  ----------- ------------

Balance, December 31, 1997                            5,220,000     $ 5,220 $ 1,296,780  $(4,814,175)        $ -

   Sale of common stock for cash  ($2.75 per share)
     (Note 5)                                           300,000         300     797,810            -           -

   Issuance of common stock pursuant to recapitalization
      (Note 5)                                          480,051         480     219,620            -           -

   Unearned stock compensation pursuant to issuance
     of common stock options (Note 5)                         -           -   3,300,000            -  (3,300,000)

   Amortization of unearned stock compensation (Note 5)       -           -           -            -     429,546

   Net loss for the nine months ended September 30, 1998     -           -           -    (1,487,148)         -
                                                      ---------     -------  ----------  ----------- -----------

Balance, September 30, 1998                           6,000,051     $ 6,000  $5,614,210  $(6,301,323)$(2,870,454)
                                                      =========     =======  ==========  =========== ===========

                             See accompanying notes.
                                       -6-

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 1997 and 1998
   and for the Period from August 27, 1984 (inception) to September 30, 1998
                                   (Unaudited)
                                                                   Cumulative
                                                                    amounts
                                                                      from
                                             1997         1998      inception
                                          ----------   ---------- ------------
Cash flows from operating activities:
   Net loss                               $ (257,117)$ (1,487,148)$ (6,301,323)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization           15,000       14,704       72,072
      IBC partner royalty agreement                -       10,715      166,210
      Services contributed in exchange
        for stock or stock options                 -      429,546    1,376,546
      Services contributed in exchange for
        compensation agreements               70,000            -    2,231,678
      Decrease in accounts receivable -
        shareholder                                -        5,000            -
      Increase (decease) in accounts payable  68,912     (291,258)      38,555
      Increase in accrued interest            85,090            -      169,139
      Other                                        -            -          131
                                          ---------- ------------ ------------

      Total adjustments                      239,002      168,707    4,054,331
                                          ---------- ------------ ------------

      Net cash used in operations            (18,115)  (1,318,441)  (2,246,992)

Cash flows from investing activities:
   Purchase of equipment                           -       (4,227)     (21,434)
   Patent costs                              (32,993)     (30,449)    (337,205)
   Increase in deposits                            -      (12,260)     (12,260)
                                          ---------- ------------ ------------

      Net cash used in investing activities  (32,993)     (46,936)    (370,899)

Cash flows from financing activities:
   Proceeds from recapitalization                  -      220,100      220,100
   Deferred stock offering costs                   -       10,746            -
   Proceeds from sale of common stock              -      798,110    1,153,110
   Proceeds from sale of preferred stock           -    1,142,750    1,142,750
   Proceeds from stockholder loans                 -            -      809,678
   Proceeds from (payments on) stockholder
     advances                                 53,037      (98,873)           -
                                          ---------- ------------ ------------

      Net cash provided by financing
        activities                            53,037    2,072,833    3,325,638
                                          ----------- ----------- ------------
Net increase in cash                           1,929      707,456      707,747

Cash at beginning of period                    1,677          291            -
                                          ----------- ----------- ------------

Cash at end of period                        $ 3,606    $ 707,747    $ 707,747
                                          ========== ============ ============

                             See accompanying notes.
                                       -7-

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1998


The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at September 30, 1998 of $6,301,323. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1998


1.   Organization and summary of significant accounting policies (continued)

     As described in Note 5, the Company has successfully completed a private placement and a recapitalization of the Company which provided additional liquidity for the Company for current operations. The Company also sold in a private offering 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500 (see Note 4). However, the Company estimates it will require additional funding of up to $6,000,000 over the next three years to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

     Deferred stock offering costs:

     Deferred stock offering costs represent costs incurred in connection with the private placements of common and preferred stock, more fully discussed in Notes 4 and 5. Costs deferred were charged against the proceeds of those offerings.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1998


1.   Organization and summary of significant accounting policies (continued)

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1998




2.   Related party transactions (continued)

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

     At September 30, 1998, the Company has a net operating loss carryforward of approximately $1,050,000 and future tax deductions of $2,920,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss expires in 2018. At September 30, 1998, total deferred tax assets and valuation allowance are as follows:

     Deferred tax assets resulting from:
       Net operating loss carryforwards                            $   394,000
       Accrual to cash adjustments                                     933,000
       Unearned stock compensation                                     162,000
                                                                   -----------
         Total                                                       1,489,000
       Less valuation allowance                                     (1,489,000)
                                                                   -----------
                                                                   $         -
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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1998


4.   Redeemable preferred stock (continued)

     In June 1998, the Company commenced a private placement of 400,000 shares of Series B preferred stock at $5.00 per share. As of September 30, 1998, the Company sold 245,500 shares for total net proceeds of approximately $1,143,000. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share. Dividends are added to net loss in determining net loss per common share.

5.   Stockholders' equity

     Recapitalization:

     On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, a reverse acquisition.

     Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated on January 15, 1998. In connection with the recapitalization, the Company issued 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract as compensation for arranging a merger or acquisition acceptable to the Company. The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000. The remaining options to acquire 180,001 shares are exercisable for a five-year period.

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

                               September 30, 1998


5.   Stockholders' equity (continued)

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

     Unearned stock compensation:

     At September 30, 1998, the Company had granted an aggregate of 750,000 options at purchase prices lower than fair value of the stock at date of grant, including the director stock options disclosed above (see Note 7). The excess of the market value over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to expense over the term of the related agreements.

6.   Loss per common share

     Basic net loss per common share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options would have an anti-dilutive effect. The 10% cumulative dividends on Series B preferred stock have been accrued and added to net loss for the purpose of determining net loss and net loss per share applicable to common shareholders.

7.   Commitments

     Compensation agreements:

     In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the limited partnership. The
     I.B.C. Limited Partnership participated in the early development of Esterom(R) (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of September 30, 1998 , no liabilities have been accrued with respect to this agreement.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1998


7.   Commitments (continued)

     In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payments are to be evidenced by promissory notes issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of December 31, 1997, and September 30, 1998, the total liability accrued with respect to this agreement totaled $155,495 and $166,210, respectively. The Company will receive a credit against the earned payments for 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

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

                               September 30, 1998


7.   Commitments (continued)

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

     Executive compensation plan:

     On September 11, 1998, the board of directors approved a compensation plan for three officers and directors which included stock options aggregating 600,000 shares based upon certain performance criterial, at an exercise price of $4.00 per share. Other terms and conditions of the options are the same as the director options described in Note 5.

8.   Subsequent event

     In October 1998, a 100,000 share stock option agreement previously provided in conjunction with a management advisory services agreement was assigned to another organization, with whom the Company entered into a new one year consulting agreement. The consultant will provide investor relations and development services. The options are exercisable at $4.00 per share and vest 50,000 shares as of the date of the agreement, 25,000 shares on March 31, 1999 and 25,000 shares on June 30, 1999.

Item 2.   Management's discussion and analysis or plan of operation

          Plan of Operation:

          Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues from operations for the period from August 27, 1984 (inception) through September 30, 1998. Entropin has devoted substantially all it's resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

          Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. As described below, in January 1998, the Company successfully completed a private placement and a reverse acquisition accounted for as a recapitalization of the Company. These events have provided additional liquidity for the Company for current operations. The Company conducted an additional private placement of $1,227,000 in convertible Series B preferred stock which funds will be used to fund operations through February 1999. The Company is currently pursuing additional interim funding and/or a strategic partner to provide total additional funding of up to $6,000,000 over the next three years to successfully complete the FDA approval process.

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

          Results of Operations:

          During the three months ended September 30, 1998, Entropin incurred a net loss of $786,308 as compared to $93,479 for the three months ended September 30, 1997. The increase resulted primarily from an increase of $374,903 in general and administrative expenses and an increase of $349,054 in research and development expenses. Both increases related primarily to initiating the agreement with WCCS, as well as other start-up organizational expenses.

          During the nine months ended September 30, 1998, Entropin incurred a loss of $1,487,148, as compared to a loss of $257,117 for the nine months ended September 30, 1997. The increase resulted primarily from an increase of $800,558 in general and administrative expenses, relating to recapitalization of Entropin and negotiation of an agreement with The Western Center for Clinical Studies, Inc. (WCCS). Interest expense decreased in 1998 by $95,114 as a result of conversion of notes payable to redeemable preferred stock on January 15, 1998. Research and development costs also increased by $534,326 as a result of commencement of the agreement with WCCS.

          Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

          Capital Resources and Liquidity:

          In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common and preferred stock, and loans and advances from shareholders. On January 15, 1998, the Company completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 unit, or $2.75 per share, which resulted in gross proceeds of $825,000.
          Concurrent with the private placement, the Company completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of the Company for 5,220,000 shares of Vanden's $.001 par value common stock. The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company based upon historical cost (a reverse acquisition), with the Company as the acquirer. Pursuant to the agreement, Vanden provided cash of $220,000.

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

          In June 1998, the Company commenced a private placement of 400,000 shares of Series B preferred stock at $5.00 per share. The Company sold a total of 245,500 shares for net proceeds of $1,143,000. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share.

                                 PART II

                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2.   CHANGES IN SECURITIES.

     (c) During the period covered by this report, the Registrant issued its stock to the persons set forth below for the cash consideration indicated in transactions that were not registered under the 1933 Act.

     The offer and sale of the Series B Preferred Stock set forth below were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. Based upon written representations made by each of the purchasers, the Registrant believes that all were Accredited Investors as that term is defined in Rule
501 of Regulation D. Broker/dealers were involved in the sale of $847,500 of the Series B Preferred Stock and approximately $84,750 were paid in commissions. All purchasers represented that they purchased the securities for investment, and all certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

     Series B Preferred Stock is designated as redeemable ten (10%) percent cumulative non-voting preferred stock with $.001 par value and convertible on a 1 for 1 basis into Common Stock. At the Company's election, annual dividends may be paid in cash and/or in Shares of the Company's Common Stock, at the rate of one share of Common Stock for each $5.00 in accrued dividends. All issued and outstanding Preferred Stock shall be redeemed in full on or before July 15, 2003 ("Expiration Date"). The Company reserves the right to redeem, in whole or in part based on a pro rata basis with other holders of the Preferred Stock, the outstanding Preferred Stock upon 30 days' notice at $5.00 per share plus accrued and unpaid dividends to the redemption date from the date of issuance up to the Expiration Date. Notwithstanding the foregoing, in the event that the Company redeems the Preferred Stock within one year from date of issuance, the redemption price shall be $6.00 per share plus accrued and unpaid dividends to the redemption date; provided, however, if the Company redeems such Preferred Stock within six months from date of issuance, the Preferred Shareholder shall receive a dividend equivalent to one-half of the annual accrued dividend amount.

         July 1998 Private Placement of Series B Preferred Stock
         -------------------------------------------------------



Name                           No. of Shares of            Consideration
----                           ----------------            -------------
                           Series B Preferred Stock          Received
                           ------------------------          --------

Brian P. Bertelsen                      5,000               $   25,000

Cardiovascular Associates P.C.
Profit Sharing Plan FBO Lester
Lockspeiser M. D.                       5,000                   25,000

CKC Partners                            5,000                   25,000

Brett Conrad                            5,000                   25,000

Russell L. Davis                       10,000                   50,000

Gladys F. Decker Trust No. 1            5,000                   25,000

Paul Ernst                             15,000                   75,000

Heather M. Evans                        2,000                   10,000

Thomas A. Forti                         5,000                   25,000

David L. Gertz                          5,000                   25,000

Abdallah E. Ghusn                       5,000                   25,000

Growth Ventures, Inc. Pension
Plan & Trust                           10,000                   50,000

George Guerrieri                        5,000                   25,000

Deloras Decker Hunter
Generation Skipping Trust               5,000                   25,000

Interstate/Lane Johnson
F/B/O Kenton R. Holden                  5,000                   25,000

Inverness Investments Profit
Sharing Plan                            5,000                   25,000

J. Paul Consulting Corp.               10,000                   50,000

Joseph E. Kovarik                       5,000                   25,000

Samantha Landy                          4,000                   20,000

Arthur M. Lavenue                       5,000                   25,000

Myron A. Leon                           2,500                   12,500

Name                           No. of Shares of            Consideration
----                           ----------------            -------------
                           Series B Preferred Stock          Received
                           ------------------------          --------

Macy Family Trust                      20,000                  100,000

Jeffrey S. Maen and
Leonard L. Maen                         2,500                   12,500

B. Edwin Massey                         2,500                   12,500

Sharon M. McDonald                     15,000                   75,000

David N. and Arianne B. Nemelka         5,000                   25,000

Pete Perlman                            2,000                   10,000

Douglas L. Ray                          5,000                   25,000

Dan Rudden                              5,000                   25,000

Donald H. Schroeder                     5,000                   25,000

Ralph Tash Trust DTD 5/28/71           20,000                  100,000

James W. Toot                          25,000                  125,000

Richard F. And Barbara A. Van
Dresser, TTEES of the Living
Trust DTD 5-5-92                        5,000                   25,000

Stephen H. West                         5,000                   25,000

Danny Yu Defined Benefit
Pension Plan                            5,000                   25,000
                                      -------               ----------
              TOTAL                   245,500               $1,227,500
                                      =======               ==========

     In September 1998, the Company granted to each director options to purchase up to 60,000 shares of the Company's Common Stock (an aggregate of 300,000 shares), exercisable at $3.00 per share, which options vest at the rate of 20,000 shares per year commencing February, 1999 through February, 2001.
Should any of the directors cease to serve on the Board of Directors, all non-vested options shall be forfeited. The issuance of the option to each director was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. Each director represented that he acquired the option for investment and not with a view to distribution.

ITEM 5.    OTHER INFORMATION.

     Dewey H. Crim, a Director of the Company, replaced Higgins D. Bailey as Chief Executive Officer effective September 11, 1998. Mr. Bailey remains as the Company's Chairman of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          (1) Form 8-K, dated January 15, 1998, as amended, reporting the change of control of Entropin, Inc. to Item 1 thereof, filed with the Securities and Exchange Commission on August 28, 1998.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ENTROPIN, INC.


Date: November 6, 1998             By:   \s\ Higgins D. Bailey
                                      --------------------------------
                                      Higgins D. Bailey
                                      Chairman of the Board of Directors

Date: November 6, 1998             By:   \s\ Wellington A. Ewen
                                      --------------------------------
                                      Wellington A. Ewen
                                      Chief Financial Officer