Form 10KSB40
period 1998-12-31
ENTROPIN INC
filed 1999-03-31
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
            December 31, 1998
          ---------------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

COMMISSION FILE NUMBER:   33-23693
                       ---------------

                             ENTROPIN, INC.
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

                     21550 OXNARD STREET, SUITE 810
                    WOODLAND HILLS, CALIFORNIA 91367
                    ---------------------------------
           (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (818) 340-2323
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

Issuer's revenues for its most recent fiscal year:  $-0-
                                                    --------

Aggregate market value of voting stock held by non-affiliates as of
March 25, 1999:$14,714,736
               -----------
Shares of Common Stock, $.001 par value, outstanding as of March 25, 1999:
6,000,051
---------

Documents incorporated by reference: See Part III, Item 13-"Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

                            TABLE OF CONTENTS

PART I


Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . .1

Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . 16

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 16

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 16


PART II

Item 5.  Market Price of the Registrant's Common Stock and Related
        Security Holder Matters. . . . . . . . . . . . . . . . . . . . 17

Item 6.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . 18

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . 21

Item 8.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . . 21


PART III

Item 9.  Directors and Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act . . 21

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . 25

Item 11. Security Ownership of Certain Beneficial Owners and
        Management . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 12. Certain Relationships and Related Transactions. . . . . . . . 30

Item 13. Exhibits, Financial Statements and Reports on Form 8-K. . . . 32

                             ENTROPIN, INC.

                               FORM 10-KSB

                                 PART I

STATEMENTS MADE IN THIS FORM 10-KSB THAT ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" MADE PURSUANT TO THE SAFE HARBOR PROVISIONS IN THE FEDERAL SECURITIES LAWS. THESE STATEMENTS OFTEN CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR THE NEGATIVE THEREOF. SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE MADE. ANY FORWARD-LOOKING STATEMENTS REPRESENTS MANAGEMENT'S BEST JUDGMENT AS TO WHAT MAY OCCUR IN THE FUTURE. HOWEVER, FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND IMPORTANT FACTS BEYOND THE CONTROL OF THE COMPANY THAT COULD CAUSE ACTUAL RESULTS AND EVENTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS AND EVENTS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN ITEM 1 OF THIS FORM 10-KSB. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENT OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.


ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Entropin, Inc. (the "Company") was incorporated in the State of Colorado in 1987 as Vanden Capital Group, Inc., for the primary purpose of providing business and management advisory services. On January 15, 1998, the Company and Entropin, Inc., a California corporation, ("Old Entropin") consummated an Agreement and Plan of Merger ( the "Merger Agreement"), whereby the Company acquired all of the issued and outstanding shares of Old Entropin. In connection with the Merger, the Company changed its name to Entropin, Inc. and succeeded to the business activity of Old Entropin. The Company has accounted for the transaction as a recapitalization of Old Entropin and assets and liabilities are combined at historical cost.

     The Company filed a Form SB-2 Registration Statement, effective August 21, 1998, on behalf of selling security holders, which included all shares of common stock owned by the Company's officers and directors. In July 1998, the Company entered into an agreement with its officers and directors and major shareholders which was subsequently amended in March 1999, whereby 4,532,554 Shares owned by such persons may be sold only as the Company may permit for a period ending March 15, 2000. The Shareholders Agreement was entered in anticipation that potential funding sources at times may require or request a restriction on disposition of securities owned by a company's management and major shareholders.

BUSINESS

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

     The Company is currently pursuing approval of the product with the U.S. Food and Drug Administration ("FDA"). Esterom(R) is a medicinal preparation formulated for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company has been assigned seven patents issued by the U.S. Patent Office. The Company has a current and open Investigational New Drug ("IND") file with the FDA and is in preparation for Phase III of the approval process.

     The three indications tested with the topical application of Esterom(R) were acute lower back sprain, acute painful shoulder and increased range of motion subsequent to cast removal. The range of motion for acute lower back sprain and acute painful shoulder improved significantly when compared with patients receiving a placebo. The Company believes that these two conditions affect about seventeen million Americans each year and represent a substantial domestic market. While palliative treatment is available, there is no effective drug therapy recognized for acute back strain today. The Company believes that the size of the international market is comparable to the domestic market. Additional markets that will be considered in the future are the domestic and international veterinary market.

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

GOVERNMENTAL REGULATIONS

     GENERAL. The manufacturing and marketing of the Company's proposed products and its research and development activities are and will continue to be subject to regulation by federal, state and local governmental authorities in the United States and other countries. In the United States, pharmaceuticals are subject to rigorous regulation by the FDA's Center for Drug Evaluation and Research and Center for Biological Evaluation and Research, which reviews and approves marketing of drugs. The Federal Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's potential products.

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

     NEW DRUG APPLICATION (NDA). Upon completion of Phase III, the drug sponsor may file an NDA containing all pre-clinical, pharmacology and toxicology information, and clinical and chemical, manufacturing and control ("CMC") information that has been gathered, as well as all other information that is known from any other sources. The information must include essentially all the data collected during the IND phase (e.g. chemical structure and characterization of the drug, formula and manufacturing process, stability in the proposed packaging, animal and laboratory studies, results of all human tests, etc.) and proposed labeling. Once submitted, the FDA has 90 days to accept the application. If the application is accepted, the Company must pay the FDA approximately $250,000 as a user fee in order to continue with the review process.

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

     The Company has designed the Phase III Protocol and must complete the Phase III studies prior to completion of the New Drug Application required by the FDA for final approval of a new prescription drug. As currently planned, the Phase III studies will include multiple trials in a number of clinical site study centers in differing geographic areas of the U.S., with approximately 600 patients involved in the study of which approximately 400 patients will receive one of two strengths of the active drug and 200 patients will receive the placebo. The final study design may change according to possible new FDA requirements. The studies will be double-blind and placebo-controlled. Each study will include a regimen of two applications, with the second application being performed 24 hours after the first and a six (6) month follow up.

     In April 1998, the Company entered into an agreement with the Western Center for Clinical Studies ("WCCS"), a California corporation experienced in managing pharmaceutical drug products which are at an early stage of development and providing assistance to companies in the process of taking pharmaceutical products to the FDA and through the IND and NDA stages of development in a timely and cost-efficient manner. WCCS provides additional experienced management with the intent of assisting the Company in developing its product, Esterom(R), to be able to be used commercially. WCCS is required to oversee necessary studies and clinical trials of Esterom(R), utilize the services of a Scientific and Medical Advisory Board for the Company, assist in developing a distribution plan, and identify and propose strategic partners and/or distributors for the Company's product. All work preformed by WCCS is provided by employees and consultants of WCCS, as the Company's subcontractor. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Through Phase II, all CMC work was performed at the Medical University of South Carolina's Pharmaceutical Development Center, College of Pharmacy. Mallinckrodt, Inc. ("Mallinckrodt"), a leading manufacturer of chemicals and drugs has agreed to continue to develop Esterom(R) to meet all FDA and GMP requirements and develop a Drug Master File, file all appropriate CMC documentation with the FDA, supply Phase III clinical study material, and manufacture the bulk drug product. The Company will contract with another company to package the bulk drug for the clinical trials and commercial use. The WCCS agreement provides that WCCS will advise the Company concerning appropriate monitoring procedures to manage the Company's manufacturing contract with Mallinckrodt and seek alternative companies which have the capability of manufacturing the Company's product, in an
effort to minimize any potential delays or setbacks.   See PROPOSED
MANUFACTURING PLANS.

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

SUMMARY OF PHASE I/II FINDINGS

     Based on its clinical studies, the Company believes that Esterom(R) may involve a new and unique mechanism of action. The Phase I Study demonstrated that the product did not cause detectable systemic effects including no effect on the cardiovascular system. During the study, Esterom(R) caused no significant adverse events and was observed to be safe. The Company confirmed that in Phase I and Phase II trials, no local anesthetic activity or vasoconstrictive activity was observed. The precise functions of Esterom(R) are not known.

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

     Mallinckrodt has supplied all of the Company's cocaine for the laboratory manufacture of the product for use in research and clinical trials, and has been aware of the development of the drug since the IND application was filed. The Company has entered into a ten (10) year manufacturing contract with Mallinckrodt. Mallinckrodt has agreed to perform the CMC work necessary to meet FDA Drug Master File requirements for the bulk drug. Mallinckrodt has successfully scaled up Esterom(R) from the laboratory to manufacturing batch sizes. Although Mallinckrodt believes it can increase the coca leaf importation quotas to supply the bulk active material as required, there is no assurance that sufficient importation quotas can be maintained, or that additional governmental regulations are not imposed on the Company or its suppliers, which may affect the Company's ability to market the product.

MARKETING PLANS

     The Company is a startup company engaged in research and development of pharmaceuticals and has no plans to market its products. The WCCS agreement provides that WCCS will accomplish the scope of its work according to a predetermined timeline, and assist the Company in implementing its overall business plan. In addition, WCCS will provide for additional experienced management with the intent of assisting the Company in developing its product, Esterom(R), to be able to be used commercially. The Company will develop a distribution plan and identify and propose strategic partners and/or distributors for the Company's product.

ROYALTY COMMITMENTS

     In 1993, the Company entered into a 30 year compensation agreement with the limited partners of I.B.C., a California limited partnership, which comprised 64.28% of the limited partnership. The I.B.C. Limited Partnership participated in the early development of Esterom(R) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the compensation agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the drug, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 1998, no liabilities have been accrued with respect to this agreement.

     In a separate agreement with former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay the former limited partners a total amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 31, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of December 31, 1998, the total liability accrued with respect to this agreement aggregated $169,783. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights. See FINANCIAL STATEMENTS, NOTE 7.

PATENTS

     Esterom(R) is protected by a U.S. Composition Patent granted December 27, 1994 which includes safeguarding the discovery of three new molecules. The Company's patents include the following: Patent #5,559,123 granted September 24, 1996 with the Company as Assignee; Patent #5,525,613 granted June 11, 1996 with the Company as Assignee; and, Patent #5,376,667 granted December 27, 1994 with the Company as Assignee. In addition, Dr. Lowell
M. Somers obtained the following initial method patents which he subsequently assigned to the Company in September, 1992; #4,512,996 granted April 1985; Patent #4,469,700 granted September 1984; and, Patent #4,556,663 granted December, 1985. Although the Company has obtained approval on Patent Application #5,556,663, the Patent has not yet been issued. The Company has estimated that an aggregate of approximately 17 years of composition patent protection remains.

     Drs. Wynn and Somers have assigned to the Company their respective rights to the U. S. Patents and for foreign countries. In December, 1993, an International Patent Application was filed under the Patent Cooperation Treaty in the U.S. Receiving Officer, whereby the Company's technology will be protected for a significant market worldwide.

EMPLOYEES

     As of December 31, 1998, the Company had two full time employees at its corporate headquarters in Woodland Hills, California. In addition, the Company has subcontracted with an individual for corporate financial services. The Company believes its employee relations are good.

     The WCCS agreement provides that WCCS will complete the testing requirements necessary for FDA approval for the Company's product, Esterom(R), in exchange for $880,400 and options to purchase an aggregate of 450,000 shares of the Company's common stock at $1.50 per share, exercisable over a five (5) year period. Officers of WCCS serve in the following positions in the Company: Dr. Daniel L. Azarnoff, President; Dr. Lois Rezler, Vice President of Science and Regulatory Affairs; and, Dr. Roy
S. Azarnoff, Chief Operating Officer. Drs. Azarnoff, Rezler and Azarnoff will not receive compensation in addition to the management fees paid to WCCS by the Company, for their services rendered to the Company as its officers. The WCCS agreement provides that Daniel Azarnoff will serve as the Company's President until such time as the Company hires an experienced individual to serve as its President, and Drs. Rezler and Roy Azarnoff will serve in their respective capacities until the termination of the WCCS contract.

                              RISK FACTORS

     The Company's shares of Common Stock are speculative in nature and involve a high degree of risk. Prospective investors should carefully review all of the other information set forth in this Annual Report on Form 10-KSB and the Exhibits filed herewith.


EARLY STAGE OF PRODUCT DEVELOPMENT; SUBSTANTIAL OPERATING LOSSES

     The Company has not yet generated any operating revenues. The Company cannot predict when marketing approval for Esterom(R) will be obtained, if ever. Even if such approval is obtained, there can be no assurance that Esterom(R) will be successfully marketed. The Company has experienced significant operating losses due to substantial expenses incurred to acquire and fund development of the product, and, as of December 31, 1998,
had an accumulated deficit of  $7,578,802.   The Company expects its
operating expenses to increase over the next several years as it funds development, clinical testing and other expenses of seeking FDA approval. The Company's ability to achieve a profitable level of operation is dependent in large part on obtaining regulatory approvals for Esterom(R) and any subsequent products, entering into agreements for product development and commercialization, and expanding from development into successful marketing, all of which will require significant amounts of capital. There can be no assurance that the Company will ever achieve a profitable level of operations.

SUBSTANTIAL CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company's operations to date have consumed substantial capital without generating any revenues, and the Company will continue to require substantial and increasing amounts of funds to conduct necessary research and development, preclinical and clinical testing of its products, and to market any products which may receive regulatory approval. The Company does not expect to generate revenue from operations for 36 to 48 months, and the Company's ability to meet its cash obligations as they become due and payable is expected to depend for at least the next several years on its ability to obtain equity and/or debt capital. The Company is contractually obligated to pay a royalty in the aggregate of approximately one to three percent (1% to 3%) of gross revenue to certain persons pursuant to an agreement of dissolution of a partnership in which the Company was formerly involved. In addition, the Company has entered into an agreement with Western Center for Clinical Studies, Inc. ("WCCS"), whereby WCCS will assist the Company in obtaining FDA approval for its product, Esterom(R), implementing a business plan and providing experienced personnel to bring Esterom(R) to commercialization, in exchange for a management fee of $880,400 to be paid over the 33 month term of the agreement. As a result, the Company expects to continue to incur increasing negative cash flows and net losses for the foreseeable future.

     There can be no assurance that the Company will be successful in raising funds necessary to bring Esterom(R) to market. The Company will be required to obtain additional capital during the calendar year 1999 in order to complete Phase III clinical trials and to continue operations. If adequate funds are not available, the Company will delay and may be unable to complete Phase III testing or continue in operation. See MANAGEMENT'S
DISCUSSION: PLAN OF OPERATIONS.

DEPENDENCE ON ONE PRODUCT AND FDA APPROVAL

     The Company's principal development efforts are centered on the development of a new drug, Esterom(R), which management believes shows promise for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. While limited clinical trials of Esterom(R) have to date produced favorable results, significant additional trials are required, and no assurance can be given that the drug will ultimately be approved by the FDA. The Company intends to develop additional products; however, there can be no assurance that any additional drugs will be developed or approved for marketing by the FDA. The Company has never introduced a product for sale to the public, and no assurance can be given that marketing of the Company's product in any country in which it may be approved will be financially successful, which could materially adversely effect the Company.

PATENTS AND PROPRIETARY RIGHTS

     Although the Company has been issued certain patents, patents are not a guarantee of protection from competitors, especially in an area characterized by rapid advances. Enforcement of patents and proprietary rights in many countries can be expected to be problematic or unpredictable. There can be no assurance that any patents issued or licensed to the Company will not be challenged, invalidated, infringed upon, or designed around by others or that the claims contained in such patents will not infringe the patent claims of others. Furthermore, there can be no assurance that others will not independently develop similar products. Although management believes that patents provide significant protection for the Company's product, the Company's business may be adversely affected by competitors who develop a substantially equivalent product. Patent litigation can be extremely expensive, and the Company may find that it is unable to fund litigation necessary to defend its rights.

GOVERNMENT REGULATION AND PRODUCT APPROVALS

     The research, preclinical development, clinical trial, manufacturing, marketing and sale of pharmaceuticals are subject to extensive regulation by governmental authorities. Products which may be developed by the Company cannot be marketed commercially in any jurisdiction in which they have not been approved. The process of obtaining regulatory approvals is lengthy and extremely expensive. Approval by U.S. authorities does not guarantee, nor necessarily facilitate or expedite, approval in other countries. Further, government regulations are subject to change and it is possible that additional criteria may be established or imposed which could prevent or delay regulatory approval of Esterom(R) or any subsequent products of the Company.

TECHNOLOGICAL CHANGE AND COMPETITION

     The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause the Products to become obsolete before the Company recoups all or any portion of the related expenses. The Company's competitors include major pharmaceutical companies, biotechnology firms and universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by the Company. Most of the Company's competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approvals of products. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which it has little experience.

DEPENDENCE ON AGREEMENT WITH WESTERN CENTER FOR CLINICAL STUDIES, INC.

     The Company entered into an agreement with the Western Center for Clinical Studies, Inc. ("WCCS"), a California corporation experienced in providing assistance to companies in the process of taking pharmaceutical products through the FDA approval process (the "Agreement"). The Company will rely on WCCS for its expertise in assisting the Company to obtain FDA approval for its product, Esterom(R), in exchange for a management fee of $880,400 to be paid over the 33 month term of the Agreement, as well as grant stock options to WCCS to purchase an aggregate of 450,000 shares of Entropin common stock, exercisable for a period of five years from date of vesting at an exercise price of $1.50 per share. In the event that the Company can not pay the financial obligations required by the Agreement, the Company would be forced to terminate the Agreement by giving 60 days' notice, and make a cash payment to WCCS in the amount of three (3) months' management fees, or $76,400. The loss of the services provided by WCCS would adversely affect the Company's ability to obtain timely FDA approval on its product, Esterom, and the Company would likely suspend further research and development activities.

DEPENDENCE ON MANUFACTURER AGREEMENT

     In January 1997, the Company entered into Development and Supply Agreements with Mallinckrodt, Inc. ("Mallinckrodt") for ten (10) year terms to develop all of the chemistry, manufacturing and controls necessary to comply with the drug master file of the FDA, as well as to supply the bulk active product. In exchange for these services, Mallinckrodt will receive exclusive rights as a supplier of the bulk active product to the Company in North America. For the year ended December 31, 1997, the contract price of the ingredient was fixed based on the number of liters ordered by the Company. In subsequent years, the cost per liter has been adjusted based on changes in the price of the components in the bulk active product.

      If the Company is unable to obtain a sufficient supply of the product from Mallinckrodt or such supplies are delayed, the Company could experience significant delays in bringing the product to market as well as delays in human clinical testing schedules and delays in submissions of the product for regulatory approval and initiation of further development progress, any of which could have a material adverse effect on the Company's business and results of operations. In addition, if the Company must seek an alternative supplier and manufacturer of its product and is unable to obtain or retain third party manufacturing on commercially acceptable terms, it may not be able to commercialize pharmaceutical products as planned. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices ("GMP") which are regulations enforced by the FDA through its facilities inspection program. These facilities must pass a pre-approval plant inspection before the FDA
will issue a pre-market approval of the product.   The Company's dependence
upon third parties for the manufacture of pharmaceutical products may adversely affect the Company's profit margins and its ability to develop and deliver pharmaceutical products on a timely and competitive basis.

DEPENDENCE ON THIRD PARTIES TO MANUFACTURE AND MARKET THE COMPANY'S PRODUCT

     The Company does not intend to manufacture any pharmaceutical products. The Company believes that its strategy for outsourcing manufacturing is cost effective since it avoids the high fixed costs of plant, equipment and large manufacturing staff, and thereby enables the
Company to conserve its resources.   However, there can be no assurance
that the Company would be able to outsource manufacture any of such products successfully and in a cost-effective manner. The Company will seek to identify and propose strategic partners and/or distributors for the
Company's product.   If the Company should encounter delays or difficulties
in establishing relationships with drug manufacturers to produce, package and distribute its finished pharmaceutical products, market introduction and subsequent sales of such products would be adversely affected.

DEPENDENCE ON OFFICERS AND FUTURE EMPLOYEES

     The Company is dependent on its officers and directors. The following officers of the Company are also officers of WCCS, a subcontractor employed to assist the Company in obtaining FDA approval for its product, and will serve only during the term of the WCCS contract : President,

Daniel L. Azarnoff; Vice President of Science/Regulatory Affairs, Lois Rezler, Ph.D.; and, Chief Operating Officer, Roy S. Azarnoff. If the WCCS agreement is terminated for any reason prior to the Company's obtaining FDA approval of its product, the loss of services by any of the above officers would adversely affect the management of the Company. In addition, the following directors of the Company serve as an executive management team:
Higgins D. Bailey, Dewey H. Crim and Donald Hunter. If the Company fails to retain the services of these individuals as directors and/or members of the executive management team, the Company's operations would be adversely affected. The Company does not have key man insurance on any of its officers or directors.

MANAGEMENT OF GROWTH

     The Company's ability to manage its growth, if any, will require it to continue to improve and expand its management, operational and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business and results of operations will be adversely affected.

TECHNOLOGICAL UNCERTAINTIES

     All of the Company's product development efforts are based upon technologies and therapeutic approaches that have not been widely tested or used. There is, therefore, a significant risk that these approaches will not prove to be successful. The Company may begin additional testing to determine the potential shelf life of its product, Esterom(R). While the Company believes that the results obtained to date in preclinical and limited clinical studies support further research and development, those results are not necessarily indicative of results that will be obtained in further human clinical testing.

PHARMACEUTICAL PRICING; PENDING HEALTH CARE REFORMS

     Government health administration authorities, together with private health insurers, increasingly are attempting to contain health care costs by limiting the price or reimbursement levels for medical products and services. In certain foreign markets, pricing or profitability of prescriptive pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government controls or otherwise significantly reform the existing health care system. Due to uncertainties as to the ultimate features of this or any other reform initiatives that may be enacted, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company. It is possible that any legislation which is enacted will include provisions resulting in price limits, utilization controls or other consequences that may adversely affect the Company.

PRODUCT LIABILITY; LACK OF INSURANCE

     The Company's business will expose it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products, and product liability claims may be asserted against the Company. Product liability insurance for the pharmaceutical industry generally is expensive. There can be no assurance that adequate insurance coverage will be available at acceptable costs, or that a product liability claim would not adversely affect the business or financial condition of the Company.

AUTHORIZED STOCK AVAILABLE FOR ISSUANCE BY THE COMPANY

     There are presently outstanding 6,000,051 shares out of a total of 50,000,000 shares of Common Stock, $.001 par value, 3,210,487 shares of Series A Preferred Stock, $.001 par value, and 245,500 shares of Series B Convertible Preferred Stock, $.001 par value out of 10,000,000 shares of Preferred Stock authorized for issuance under the Company's Articles of Incorporation. As of the December 31, 1998, the Company has granted options to purchase an aggregate of 1,360,001 shares of Common Stock, at exercise prices which range from $1.50 to $4.00 per share. The remaining shares of Common Stock and/or Preferred Stock not issued or reserved for specific purposes may be issued without any action or approval of the Company's shareholders. To the extent persons holding the Company's options exercise their options and receive shares of Common Stock, the number of shares of Common Stock outstanding will increase; however, there can be no assurance that any of the option holders will exercise their options. In connection with capital fund raising, the Company may grant additional options to purchase 1 million to 1.6 million shares of its Common Stock, at exercise prices which range from $3.00 to $4.50 per share. To the extent the Series B Preferred Shareholders convert their Preferred Shares and receive shares of Common Stock, the number of shares of Common Stock outstanding will increase; however, there can be no assurance that any of the Series B Preferred Shareholders will convert their Preferred Shares.
In addition, the Company entered into a 90 day promissory note whereby if the Company defaults on the note, the unpaid principal and accrued interest convert to shares of the Company's Common Stock at $2.00 per share.

LACK OF DIVIDENDS

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. No person seeking dividend income from an investment should purchase Shares offered hereby. The Company is obligated to pay dividends on its Series A Preferred Stock; however, the obligation is non-cumulative. In addition, the Company is obligated to pay dividends on its Series B Preferred Stock; however, the Company may elect to pay the dividends in shares of the Company's Common Stock.

LOW VOLUME TRADING; POSSIBLE VOLATILITY OF STOCK PRICE

     The Company's Common Stock is listed for trading on the OTC Bulletin Board, has traded in only small volumes and has been subject to a certain amount of volatility in the price. No assurance can be given that a more active market will develop or that a shareholder will be able to liquidate his/her investment without considerable delay, if at all. Even should a more active market develop, the price may remain volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's Common Stock. Due to the low price of the Company's Common Stock, many brokerage firms may not be willing to effect transactions in the Company's securities, particularly because low-priced securities are subject to a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell low-priced (generally those below $5 per share) securities. Consequently, unless and until the market price for the Company's Common Stock increases, or until the Company's Common Stock is admitted for trading on Nasdaq or another exchange, brokerage firms may be reluctant to trade the Company's Common Stock.

PENNY STOCK REGULATION

     If the Company is unable to meet the Nasdaq listing or maintenance requirements and the price per share of the Company's Common Stock were to drop below $5.00 per share, then the Company's Common Stock would become subject to certain "penny stock" rules promulgated by the Securities and Exchange Commission. Under such rule, broker-dealers who recommend "penny stocks" to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

     The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include equity securities listed on Nasdaq and equity securities of a company that has:
(a) net tangible assets of at least $2,000,000, if such company has been in continuous operation for more than three years, or (b) net tangible assets of at least $5,000,000, if such company has been in continuous operation for less than three years, or (c) average revenue of at least $6,000,000 for the preceding three years. Unless an exemption is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk of disclosure schedule explaining the penny stock market and the risks associated therewith.

ANTI-TAKEOVER PROVISIONS

     The Company's Board of Directors can, without obtaining shareholder approval, issue shares of Preferred Stock having rights that could adversely affect the voting power of the Common Stock. The possible issuance of shares of Preferred Stock can be used to oppose hostile takeover attempts.

INDEMNIFICATION AND LIMITED MONETARY DAMAGES

     The Company's Amended Articles of Incorporation limit the liability of the directors to shareholders for monetary damages for breach of a fiduciary duty except in cases of liability for: (i) any breach of their duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) certain unlawful distributions; or, (iv) transaction from which the director derived an improper personal benefit. Shareholders cannot recover in full for improper acts of the Board and its members.

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements under "Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Business" and elsewhere in this Form 10-KSB and in the Company's periodic filings with the SEC constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors which may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Annual Report.

     In some cases, you can identify the forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, the Company assumes no responsibility for the accuracy and completeness of such statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

     In October 1998, the Company moved its corporate headquarters to Woodland Hills, California, into office space which is leased by WCCS. The Company utilizes approximately 860 square feet of the WCCS office space, and in connection with the WCCS Agreement, is charged a proportionate share of office expenses, including costs associated with the lease. The WCCS lease expires June 18, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock began trading on the Electronic Bulletin Board on February 25, 1998, under the trading symbol "ETOP". The following table sets forth the high and low bid prices for the Company's Common Stock from February 25, 1998. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been derived from the National Quotation Bureau, Inc. Library.

                                                      High      Low
                                                      Bid       Bid
                                                      ---       ---
          1998 Fiscal Year
          ----------------
          First Quarter                             $3.375     $3.00

          Second Quarter                            $7.875     $3.25

          Third Quarter                             $7.50      $3.50

          Fourth Quarter                            $4.75      $3.375
          1999 Fiscal Year
          ----------------

          First Quarter (through March 25, 1999)    $6.125     $3.00

     On March 25, 1999, the last reported bid and asked prices for the Common Stock were $5.875 and $6.125, respectively.

HOLDERS

     As of March 25, 1999, the Company had approximately 229 holders of record of the Company's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

     Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from what is anticipated.

PLAN OF OPERATION

     Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues from operations for the period from August 27, 1984 (inception) through December 31, 1998. Entropin has devoted substantially all its resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

     Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for the next 12 months, as well as for the next few years, as it increases expenditures on research and development and allocates significant and increasing resources to clinical testing, marketing and other activities. As described below, in 1998 the Company has successfully completed private placements of both common and Series B preferred stock and a reverse acquisition accounted for as a recapitalization of the Company that provided liquidity for the Company for current operations. The Company estimates, however, that an additional private placement of $8,000,000 in equity or debt securities may be required to successfully complete the FDA approval process.

     The Company entered into an agreement in 1998 with the Western Center for Clinical Studies, Inc. ("WCCS"), a California corporation experienced in managing pharmaceutical development. During the 33 month term of the agreement, WCCS will assist the Company in obtaining FDA approval for its product Esterom(R), implementing a business plan and providing experienced personnel to bring Esterom(R) to commercialization. The Company is required to pay management fees of approximately $880,400 over the term of the agreement, as well as provide stock options to purchase 450,000 shares of Entropin common stock at an exercise price of $1.50 per share.

RESULTS OF OPERATIONS

     From inception until December 31, 1998, Entropin has incurred expenses of $4,853,573 in research and development expenses, $2,414,830 in general and administrative expenses, $241,149 in interest and other expenses netting $69,250, resulting in a loss of $7,578,802 for the period from inception (August 27, 1984) to December 31, 1998. For the year ended December 31, 1998, Entropin incurred $906,719 in research and development expenses, $1,844,575 in general and administrative expenses, $1,451 in interest expense and other expenses netting $11,882, resulting in a loss of $2,764,627. General and administrative expenses incurred during 1998 were approximately $1,516,000 higher than in 1997. The increase includes recording stock compensation expense for the estimated value of stock options ($999,000) granted during 1998, and an increase in salaries of approximately $206,000 and legal and accounting of approximately $200,000. The increase relates primarily to recapitalization of Entropin, the negotiation and initiation of the agreement with WCCS, and fund raising activities.

     Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

CAPITAL RESOURCES AND LIQUIDITY

     In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common and preferred stock, and loans and advances from shareholders. At December 31, 1997, outstanding liabilities to shareholders, aggregated $1,809,360, including 8% notes payable to shareholders in an aggregate amount of $1,710,487, including accrued interest of $169,131, which notes were due on December 31, 2000 and were unsecured. On January 15, 1998, the Company issued 3,210,487 shares of Series A redeemable non-voting, non-cumulative 8% preferred stock in exchange for an aggregate of $3,210,487 of notes payable to shareholders and accrued interest and various other liabilities of the Company.

     On January 15, 1998, the Company completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 per unit, or $2.75 per share, which resulted in gross proceeds of $825,000. Concurrent with the private placement the Company completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of the Company for 5,220,000 shares of Vanden's $.001 par value common stock. Pursuant to the agreement, Vanden provided cash of $220,000. The Company was merged into Vanden and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of the Company based upon historical cost (a reverse acquisition), with the Company as the acquirer.

     In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of approximately $1,143,000. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value per share.

     On March 11, 1999, the Company signed an agreement with a company to provide consulting services concerning the introduction of the Company's business plan to the investment banking community. The term of the agreement is twelve months; however, the Company may terminate the agreement after six (6) months. As compensation, the Company will pay a retainer of $3,000 per month and has issued an option to purchase 175,000 shares of the Company's common stock at an exercise price of $3.00 per share. The option provides certain registration rights for the holder, and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is 5 years from the date the shares become freely tradeable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

     On March 15, 1999, the Company signed a financial advisory agreement with a company experienced in raising investment capital. Pursuant to the agreement, the company is engaged to raise a total of $8 million in three traunches, the first $2 million on or about May 15, 1999, the next $4 million on or about August 15, 1999 and the remaining $2 million on or about November 15, 1999. The initial term of the agreement is eight months, commencing March 15, 1999 through November 15, 1999. The company will be paid a monthly retainer of $7,000 through the duration of the agreement. In addition, the company will also be granted a warrant to acquire 300,000 shares of the Company's common stock at an exercise price of $4.50 per share (fair value at March 15, 1999). The warrant agreement provides certain registration rights and will vest as follows: 100,000 shares on the date of the agreement, 100,000 shares when the Company has received $2 million in funding on or about May 15, 1999, and 100,000 shares when the Company has received $4 million in funding on or about August 31, 1999. The 200,000 shares vesting in May and August are subject to ratable reduction to the extent that any of the funding is not attributable to the company. The term of the warrant will be through March 15, 2004. The Company will also pay contingent fees of 8% of total financing payable if financing is obtained.

     On March 22, 1999, the Company signed an agreement with a partnership to provide consulting services for financial community relations and debt funding. The agreement will be for a term of six months. As compensation, the Company has issued an option to the company to purchase 125,000 shares of the Company's common stock at an exercise price of $3.00 per share. The option provides certain registration rights to the partnership and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is 5 years from the date the shares become freely tradeable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

     On March 24, 1999, the Company received cash proceeds aggregating $200,000 pursuant to eight convertible note payable agreements with various unrelated individuals and entities. Each note is unsecured, bears interest at 10%, and is due the earlier of 90 days from the date of issue or upon the receipt by the Company of certain proceeds from a private offering of its securities. In the event of default, each note and the unpaid interest will be converted by the Company into one share of restricted common stock for each two dollars of principal and interest outstanding. Each note agreement also provides a warrant granting the holder the right to purchase three and one half restricted shares of the Company's common stock for each dollar of principal received by the Company, for an aggregate of 700,000 shares. The warrants have certain registration rights, an exercise price of $3.00 per share and are exercisable for five years from the date the shares become freely tradeable. To the extent that the shares underlying the warrants are not registered within two years of grant date, the holders have the right to exercise the warrants on a cashless basis for a period of five years.

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


ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-22 of this Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required for disclosure in this Item was previously reported in the Company's Form 10-KSB/A-2 for the fiscal year ended December 31, 1997.


                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The following table sets forth the names and ages of all directors and executive officers and the positions and offices that each such person holds with the Company.

Name                     Age  Position             Officer or Director Since
----                     ---  --------             -------------------------

Higgins D. Bailey        69   Chairman of the Board         1992

Daniel L. Azarnoff, M.D. 72   President and Director        1998

Donald Hunter            65   Secretary and Director        1998

Dewey H. Crim            62   Chief Executive Officer,      1998
                              Treasurer and Director

Lois Rezler, Ph.D.       47   Vice President of             1998
                              Regulatory Affairs

Roy S. Azarnoff, Ph.D.   68   Chief Operating Officer       1998

Wellington A. Ewen       59   Chief Financial Officer       1998

James E. Wynn, Ph.D.     57   Director                      1998

     The following sets forth biographical information concerning the Company's Directors and executive officers for at least the past five years.

     HIGGINS D. BAILEY currently serves as Chairman of the Board of Directors since 1992, and has formerly served as Chief Executive Office of the Company from 1992 to September 1998. From 1995 to 1996, Mr. Bailey was serving as Interim President and Chief Executive Officer for the Pharmaceutical Educational and Development Foundation at the Medical University of South Carolina, Charleston, South Carolina, which formulates and manufactures pharmaceutical products. From 1991 to present, he was also business manager for Thomas T. Anderson Law Firm, Indio, California. Prior to 1991, Mr. Bailey owned and operated various travel and tour related companies which subsequently merged into larger organizations. In addition, Mr. Bailey was an educator for over 25 years. Mr. Bailey received a B.A. degree in biology from Eastern Washington University, a M.S. degree in program planning and personnel and Ed.D. in administration and management from the University of California, Berkeley, California.

     DANIEL L. AZARNOFF, M.D., has served as President and a Director of the Company since February 1998. From 1988 to present, Dr. Azarnoff has served as President of D. L. Azarnoff Associates, a company engaged in consulting for various pharmaceutical and biotechnology companies including Sandoz, Orion Pharma, DeNovo, Inc., Cibus Pharmaceutical and Cellegy
Pharmaceuticals, Inc.   Dr. Azarnoff has also held faculty positions at the
University of Kansas, Northwestern University Medical School, the University of Chicago Medical School, St. Louis University School of Medicine and was a Fulbright Scholar at the Karolinska Institute in Stockholm, Sweden. Dr. Azarnoff is a member of various medical and honorary societies including the Institute of Medicine of the National Academy of Sciences. He has lectured extensively within and outside the United States, and published numerous scientific articles and books on various aspects of clinical pharmacology. Dr. Azarnoff has served on various advisory committees, including the Endocrine and Metabolism and other Ad Hoc advisory committees of the Food and Drug Administration, World Heath Organization, American Medical Association, National Institutes of Health and National Research Council of the National Academy of Sciences. Dr. Azarnoff has served on the Science Advisory Board of various corporations which include Neurobolobical Technologies, Inc., Gilead Sciences, Inc., Oread, Inc., Cibus Pharmaceutical and Sandoz Research Institute. Dr. Azarnoff has served or is serving as a director on the following privately held pharmaceutical drug and development companies: Oread, Inc., Cibus Pharmaceutical and DeNovo, Inc. Dr. Azarnoff serves as Vice President, Medical/Regulatory Affairs for Cellegy Pharmaceutical, Inc. Dr. Azarnoff received a B.S. degree in biology and a M.S. degree in zoology from Rutgers University. Dr. Azarnoff received an M.D. degree from the University of Kansas Medical School.

     DONALD HUNTER has served as a director and the Secretary of the Company since January 1998. Since 1994, Mr. Hunter has served as a consultant to Entergy Corporation as well as other industrial concerns dealing with mergers/acquisitions and other business matters. From 1991 to 1994, he was senior vice president of Entergy Corporation and was
responsible for the merger activities with Gulf States Utilities.   Mr.
Hunter received a B.S. degree in chemical engineering from Purdue University and a M.S. in nuclear engineering from Iowa State University.

     DEWEY H. CRIM has served as a director and Treasurer of the Company since January 1998, and as Chief Executive Office since September 1998. In addition, Mr. Crim currently serves as President and Chief Executive Officer of the Links Foundation, Inc. From 1995 to 1997, he served as Executive Vice President of the Inspirational Network, a national cable television company. From 1980 to 1995, Mr. Crim was employed with BellSouth Corporation, a national telecommunications company, where he served as President of two subsidiaries: TechSouth, Inc., and BellSouth Media Technology, Inc. Mr. Crim serves as a director with the following privately held companies: Telecom Wireless Solutions, Inc., a wireless telecommunications company, and Eastside Bank, a federal savings bank. Mr. Crim received a B.S. degree in business and accounting from the University of Alabama.

     LOIS REZLER, Ph.D. became Vice President of Science and Regulatory Affairs of the Company in April, 1998. For more than ten years, Dr. Rezler has been engaged in consulting for various pharmaceutical and biotechnology corporations including Smith Kline, Smith & Nephew, Cheesborough Ponds, CIBA, Merck Sharpe Dome, Baxter Travenol and others. Since January 1996, Dr. Rezler has acted as a regulatory consultant for Western Center for Clinical Studies. On behalf of her various clients, Dr. Rezler's duties and responsibilities have included working at bench level to assist in drug design and development, preparing and submitting grant applications to various government agencies, consulting in all aspects of preparing IND and NDA submissions to the FDA, including biologics devices, new drugs, priority drugs and orphan drugs. Dr. Rezler's duties also include responsibility for developing time lines and budgets for the project. Dr. Rezler received her Ph.D. in Public Health from Edinburgh University.

<APGE>

     ROY S. AZARNOFF, Ph.D. became Chief Operating Officer of the Company in April, 1998. Dr. Azarnoff currently serves as the chief operating officer for Western Center for Clinical Studies (since 1995), a consulting firm that provides research support assistance to community hospitals and medical groups for clinical trials with pharmaceutical, biotechnology, diagnostic and medical device companies, and as Chief Executive Officer of Medical Research Consultant Associates Inc. (since 1989), a consulting firm that provides research support assistance to community hospitals, research institutes and drug and medical device companies. Dr. Azarnoff received his B.A. from New York University, M.A. from State University of Iowa and his Ph.D. in Public Health from University of Missouri.

     WELLINGTON A. EWEN, C.P.A., MBA has been the Company's Chief Financial Officer since April, 1998 and has served as a consultant to the Company since March, 1998. From 1988 to the present, Mr. Ewen is the owner and manager of Wellington A. Ewen & Associates, a business consulting firm in
Malibu, California.   He has acted as a financial and accounting officer
for various businesses during that time. Prior to that, Mr. Ewen served as senior manager at the public accounting firms of Coopers & Lybrand, Los Angeles, California and Arthur Andersen & Co., New York, New York. Mr. Ewen is a C.P.A. in the States of New York and California and has MBA and BS degrees from Cornell University.

     JAMES E. WYNN, Ph.D. has served as a director of the Company since February 1998. Dr. Wynn has served as Professor and Assistant Dean for Research at the Medical University of South Carolina. His responsibilities have included faculty development and research funding plans for the college which are currently being implemented. Dr. Wynn led the development of the Pharmaceutical Development Center (PDC), a contract GMP facility for the formulation and manufacture of clinical supplies for the pharmaceutical industry. Dr. Wynn, as the Company's scientific advisor, co-authored the patents, supervised the final process for laboratory manufacturing of Esterom(R), and the analytical work to identify three newly discovered molecules. Since 1984, Dr. Wynn has served as co-principal investigator for Entropin's Phase I and Phase II clinical studies. Dr. Wynn has authored numerous articles which have appeared in scholarly and professional publications. Recognized as an outstanding educator in pharmacy, Dr. Wynn received 45 teaching awards over the past 20 years, including recognition as the 1995 South Carolina "Governor's Professor of the Year". Dr. Wynn received his B.S. degree in pharmacy and his Ph.D. in medicinal chemistry with a minor in analytical chemistry from the Medical College of Virginia, Virginia Commonwealth University,
Richmond, Virginia.

FAMILY RELATIONSHIPS

     Daniel L. Azarnoff, the Company's President, and Roy S. Azarnoff, the Company's Chief Operating Officer, are brothers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no director or executive officer of the Company has been involved in legal proceedings of the nature required to be disclosed by this item.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

     The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of its four most highly compensated executive officers who earned total salary and bonus in excess of $100,000 per annum during the fiscal year ended December 31, 1998.

                                              Long Term Compensation
                                              ----------------------
                                                                     Other
                                                                     Comp.
                                              Restricted             -----
Name and Position     Year   Salary    Bonus  Stock Awards Options
-----------------     ----   ------    -----  ------------ -------

Higgins D. Bailey,
Chairman, Chief       1998   $95,833   -0-    -0-          55,000*   -0-
Executive Officer     1997   -0-       -0-    -0-          -0-       -0-
from 1/98 until       1996   -0-       -0-    -0-          -0-       -0-
9/98(1)

Dewey H. Crim,        1998   -0-       -0-    -0-          120,000*  -0-
CEO from              1997   -0-       -0-    -0-          -0-       -0-
9/98 to present(2)    1996   -0-       -0-    -0-          -0-       -0-

Donald Hunter,        1998   -0-       -0-    -0-          120,000*  -0-
Secretary &           1997   -0-       -0-    -0-          -0-       -0-
Director(3)           1996   -0-       -0-    -0-          -0-       -0-

A. Thomas Tenenbaum,  1998   -0-       -0-    -0-          -0-       -0-
formerly CEO of       1997   -0-       -0-    -0-          -0-       -0-
Vanden Capital        1996   -0-       -0-    -0-          -0-       -0-

* Does not include options received for services rendered as a director of the Company. See COMPENSATION OF DIRECTORS

(1) Mr. Bailey's employment agreement with the Company terminated January 15, 1999. In September 1998, the Company's Board of Directors appointed Mr. Bailey, Dewey H. Crim and Donald Hunter to serve as members of an executive management team which would collectively serve in the capacity of the Company's chief executive officer ("Executive Management Team").

(2) Mr. Crim serves as the Company's Chief Executive Officer and a member of the Company's Executive Management Team.

(3) Mr. Hunter serves as a member of the Company's Executive Management Team.

COMPENSATION OF DIRECTORS.

     The Company pays no cash compensation to directors for their services as such. For services as a Director, each Director received options to purchase an aggregate of 60,000 shares of the Company's Common Stock, at an exercise price of $3.00 per share, with the following vesting schedule: options to purchase 20,000 shares were fully vested as of February 1, 1999, and the remaining 40,000 vest on a pro rata basis monthly commencing March 1, 1999, and ending February 1, 2001.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     None of the Company's officers presently have employment agreements with the Company.

OPTION GRANTS

     The following table provides information regarding the grant of options during the fiscal year ended December 31, 1998, to any of the executive officers required to be named in the Summary Compensation Table.

                      Number of         Percent of
                      securities        Total Options
                      underlying        Granted to          Exercise    Expiration
Name                  options granted   Employees in 1998   Price ($)   Date
----                  ---------------   -----------------   ---------   ----
Higgins D. Bailey     55,000            11.6%               $4.00       9/1/2003

                      60,000*           12.6%               $3.00       2/1/2008

Dewey H. Crim         120,000           25.3%               $4.00       9/1/2003

                      60,000*           12.6%               $3.00       2/1/2008

Donald Hunter         120,000           25.3%               $4.00       9/1/2003

                      60,000*           12.6%               $3.00       2/1/2008

*Represents options received for services rendered as a director of the Company. See COMPENSATION OF DIRECTORS

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises in fiscal 1998 by the executive officers of the Company and the value of such Officers' unexercised options at December 31, 1998:

                   AGGREGATED OPTION EXERCISES IN 1998
                       AND FISCAL YEAR-END VALUES


                     Shares                   Number of Securities             Value of Unexercised
                     Acquired                Underlying Unexercised            In-the-Money Option
                     On         Value     Options at Fiscal Year-End(#)*      at Fiscal Year-End($)*
Name                 Exercise   Realized   Exercisable   Unexercisable     Exercisable   Unexercisable
----                 --------   --------   -----------   -------------     -----------   -------------
Higgins D. Bailey    0          0          15,000        40,000            $15,937        $42,500

                                           24,998*       35,002*           $51,558        $51,558

Dewey H. Crim        0          0          80,000        40,000            $85,000        $42,500

                                           24,998*       35,002*           $51,558        $72,192

Donald Hunter        0          0          80,000        40,000            $85,000        $42,500

                     0          0          24,998*       35,002*           $51,558        $72,192

_________________________

* Represents options received for services rendered as a director of the Company. See COMPENSATION OF DIRECTORS

(1) Market value of underlying securities at fiscal year end, minus the exercise price

LONG-TERM INCENTIVE PLAN AWARDS.

     The Company has no long term incentive plans other than its 1998 Compensatory Stock Plan. During the fiscal year ended December 31, 1998, except as reported, the Company did not make any long-term incentive plan awards.

REPORT ON REPRICING OF OPTIONS.

     During the fiscal year ended December 31, 1998, the Company did not amend or adjust the terms of any stock option or stock appreciation right previously award to any of the named executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the date hereof, the ownership of the Company's Common Stock by (i) each director and executive officer of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock.

Title of Class  Name and address of          Amount and nature of    Percentage
                beneficial owner             beneficial ownership    of Class(1)

Common Stock    Higgins D. Bailey                1,474,091(2)         24.3%
                45926 Oasis Street
                Indio, CA 92201

Common Stock    Thomas T. Anderson               1,404,093(3)         23.4%
                45926 Oasis Street
                Indio, CA 92201

Common Stock    Milton D. McKenzie               1,650,417(4)         27.5%
                45926 Oasis Street
                Indio, CA 92201

Common Stock    Caroline T. Somers                 862,793            14.4%
                233 Paulin, No. 8512
                Calexco, CA 92231

Common Stock    James E. Wynn                      458,083(5)          7.6%
                306 Ayers Circle
                Summerville, SC 29485

Common Stock    Joyce Wynn                         458,085(6)          7.6%
                306 Ayers Circle
                Summerville, SC 29485

Common Stock    Daniel L. Azarnoff, MD              69,442(7)          1.1%
                349 Oyster Point Blvd #202
                S. San Francisco, CA 94080

Common Stock    Donald Hunter                      284,998(8)          4.6%
                598 Kinzie Island Court
                Sanibel, FL 33957

Common Stock    Dewey H. Crim                      154,998(9)          2.5%
                242 Southern Hills Drive
                Duluth, GA 30039

Common Stock    Lois Rezler                        44,444(10)           *
                21550 Oxnard Street #810
                Woodland Hills, CA 91367

Common Stock    Roy S. Azarnoff                    44,444(10)           *
                21550 Oxnard Street #810
                Woodland Hills, CA 91367

Common Stock    Wellington A. Ewen                  -0-                -0-
                21550 Oxnard Street #810
                Woodland Hills, CA 91367

                All Directors and Executive         2,530,500         38.8%
                Officers as a group
                (8 persons)
________________

*    Less than one percent (1%) ownership.

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

(2) Includes 1,404,093 owned in joint tenancy with Shirley A. Bailey, the spouse of Higgins D. Bailey, and 69,998 shares that are issuable upon exercise of stock options.

(3) Held of record by Higgins D. Bailey as security for a loan made by Mr. Bailey to Mr. Anderson. Milton D. McKenzie has sole voting power with respect to these shares.

(4) Including 1,404,093 shares held in the name of Higgins D. Bailey, as pledgee in connection with a loan made by Higgins D. Bailey to Thomas
     T. Anderson which is collateralized by the shares, and over which Mr. McKenzie has sole voting power as a result of an irrevocable proxy granted to Mr. McKenzie by Mr. Anderson in connection with a loan made by Mr. McKenzie to Mr. Anderson which is collateralized by the same shares. In addition, includes 143,490 Shares held of record by CapMac Eighty-two, a limited partnership of which Mr. McKenzie is a general partner.

(5) Represents 433,085 shares which are owned in joint tenancy with Joyce Wynn, the spouse of James E. Wynn, and 24,998 shares that are issuable upon exercise of stock options.

(6) Includes 433,085 shares which are owned in joint tenancy with James E. Wynn, the spouse of Joyce Wynn.

(7) Represents the following shares issuable upon exercise of stock options: options to purchase 24,998 granted to Dr. Azarnoff; and, options to purchase an aggregate of 133,332 shares granted to WCCS which are fully vested, of which 44,444 shares are attributable to Dr. Azarnoff who owns 1/3 of the voting shares.

(8) Of these shares, 10,000 shares are held in the name of Deloras Decker Hunter, Trustee of the Deloras Decker Hunter Generation Skipping Trust. Deloras Decker Hunter is the spouse of Mr. Hunter and Mr. Hunter is deemed to have voting control over these 10,000 shares. In addition, includes 194,998 shares that are issuable upon exercise of stock options.

(9) Include 134,998 shares that are issuable upon exercise of stock options and 20,000 shares which are owned in joint tenancy with Virginia Crim, the spouse of Dewey H. Crim.

(10) Represents the following shares issuable upon exercise of stock: an aggregate of 133,332 shares granted to WCCS which are fully vested upon exercise of stock options granted to WCCS, of which the Shareholder owns 1/3 of the voting shares.

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

     The Company had accrued the following long-term debt owed to stockholders at December 31, 1997:


                                                            1997
                                                            ----

8% Note payable - Stockholder, issued for cash           $631,678
advances, principal plus accrued interest due
December 31, 2000, unsecured

8% Note payable - Stockholder, issued for cash            178,000
advances, principal plus accrued interest due
December 31, 2000, unsecured

8% Note payable - Stockholder, issued for                 731,678
past services, principal plus accrued
interest due December 31, 2000, unsecured

Accrued interest payable                                  169,131
                                                       ----------

                                                       $1,710,487
                                                       ==========

     On January 15, 1998, the Company converted all above noted long-term debt plus accrued interest to 1,710,487 shares of the Company's redeemable 8% non-voting, non-cumulative Series A Preferred Stock at $1 per share, for a total of $1,710,487.

     In November 1997, the Company negotiated with James E. Wynn regarding compensation for research and development services provided since the inception of the Company. In exchange for these past services, the Company agreed to issue an 8% note payable to the individual in the principal amount of $1,500,000 maturing December 31, 2000. On January 1, 1998, the Company converted this obligation to 1,500,000 shares of its non-voting, non-cumulative redeemable Series A preferred stock, at $1.00 per share.
In December, 1997, certain shareholders of the Company contributed a portion of their common stock to Dr. Wynn as partial settlement for research and development services (259,042 shares valued at $712,000, approximately $2.75 per share). The expense and related capital contributions were reflected at December 31, 1997. Dr. Wynn was subsequently appointed a Director to the Company's Board in February, 1998.

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

     On January 14, 1999, the Company obtained Directors and Officers indemnity liability insurance coverage, including securities coverages, in the amount of $3,000,000 which indemnifies the Company against claims, as well as provides coverage against any claims against the officers and directors of the Company which (i) the Company is not legally permitted or required to pay or (ii) when the Company is legally required or permitted to pay such loss as indemnity to the Directors and Officers but cannot in fact pay such loss due solely to the financial insolvency of the Company.

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

     In April 1998, the Company entered into an agreement with WCCS whereby WCCS will assist the Company in completing successfully the Phase III study and NDA Phase for FDA approval of the Company's product, Esterom(R), in exchange for $880,400 and options to purchase an aggregate of 450,000 shares of the Company's common stock at $1.50 per share over a five (5) year period. The agreement contemplates a term of 33 months and provides that certain officers of WCCS will serve in the following positions in the
Company: Daniel L. Azarnoff, President; Lois Rezler, Vice President of Science and Regulatory Affairs; and, Roy S. Azarnoff, Chief Operating Officer. Dr. Daniel Azarnoff is an officer of WCCS and has served as a Director on the Company's Board since February, 1998.

     In October 1998, the Company moved its corporate headquarters to Woodland Hills, California, into office space which is leased by WCCS. The Company utilizes approximately 860 square feet of the WCCS office space, and in connection with the WCCS Agreement, is charged a proportionate share of office expenses, including costs associated with the lease. The WCCS lease expires June 18, 2004.

     In July 1998, the Company entered into an agreement with its officers and directors and major shareholders ("Shareholders Agreement") pursuant to which 4,747,388 shares of the Company's common stock owned by such persons may be sold only as the Company may permit for a period ending August 21, 1999. In March 1999, the parties amended the Shareholders Agreement pursuant to which 4,532,554 shares of the Company's common stock owned by such persons may be sold only as the Company may permit for a period ending March 15, 2000. The Shareholders Agreement was entered in anticipation that potential funding sources at times may require or request a restriction on disposition of securities owned by a company's management and major shareholders.

TRANSACTIONS WITH PROMOTERS

     Not applicable.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Form 10-KSB:

          Financial Statements of Entropin, Inc.

          Report of Independent Certified Public Accountants

          Balance Sheets - December 31, 1997 and 1998

          Statements of Operations - Years ended December 31, 1997 and 1998, and for the Period from August 27, 1984 (Inception) Through December 31, 1998

          Statements of Changes in Stockholders' Equity - For the Period from August 27, 1984 (Inception) Through December 31, 1998

          Statements of Cash Flows - Years ended December 31, 1997 and 1998, and for the Period from August 27, 1984 (Inception) Through December 31, 1998

          Notes to Financial Statements - December 31, 1997 and 1998

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
3.1       Articles of Incorporation(1)

3.2       Bylaws(1)

3.3 Articles of Merger, as filed with the Colorado Secretary of State on January 15, 1998.(2)

3.4 Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on January 15, 1998, as correct.(2)

3.5 Amended Articles of Incorporation, as filed with the Colorado Secretary of State on July 20, 1998.(6)

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

10.2      Stock Bonus Plan(1)

10.3 Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc.(2)

10.4 Agreement dated January 1, 1997, between the Registrant and Mallinckrodt, Inc. (Development and Supply Agreement)(4)

10.5 Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson(4)

10.6 License Agreement dated January 1, 1998, between the Registrant and Dr. James E. Wynn(4)

10.7 Assignment of Patent #4,556,663 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.(4)

10.8 Assignment of Patent #4,512,996 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.(4)

10.9 Assignment of Patent #4,469,700 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc.(4)

10.10 Assignment of rights in the application for Letters Patent under Serial Number 07/999,307 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated February 16, 1993(4)

10.11 Assignment of rights in the application for Letters Patent under Serial Number

          08/260,054 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated July 29, 1994(4)

10.12 Agreement dated April 18, 1998 by and between the Registrant and the Western Center for Clinical Studies, Inc.(5)

10.13     Agreement among Shareholders.(6)

10.14     1998 Compensatory Stock Plan.(7)

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

(2) Incorporated by reference from the like numbered exhibits filed with the Registrant's Current Report on Form 8-K, dated January 15, 1998

(3) Incorporated by reference from an exhibit numbered 4.0 as filed with the Registrant's Current Report on Form 8-K, dated March 25, 1998

(4) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-KSB, dated April 15, 1998, as amended.

(5) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, dated April 23, 1998.

(6) Incorporated by reference from the like numbered exhibit filed with the Registrant's Registration Statement on Form SB-2 (No. 333-51737).

(7) Incorporated by reference from the like numbered exhibit with the Registrant's Registration Statement on Form S-8, (No. 333-69873).

(b)  Reports on Form 8-K.

          During the last quarter covered by this report, the Company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 1999                    ENTROPIN, INC.

                                          By /s/ Higgins D. Bailey
                                            -----------------------------
                                          Higgins D. Bailey,
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                    Date
----------                    -----                    ----

/s/ Higgins D. Bailey         Chairman of the Board    March 31, 1999
--------------------------
Higgins D. Bailey



/s/ Dewey H. Crim             Treasurer, Director and  March 31, 1999
--------------------------    Chief Executive Officer
Dewey H. Crim



/s/ Daniel L. Azarnoff        President and Director   March 31, 1999
--------------------------
Daniel L. Azarnoff



/s/ Wellington A. Ewen        Chief Financial Officer  March 31, 1999
--------------------------
Wellington A. Ewen



/s/ Donald Hunter             Secretary and Director   March 31, 1999
--------------------------
Donald Hunter



/s/ James E. Wynn             Director                 March 31, 1999
--------------------------
James E. Wynn

                                 ENTROPIN, INC.


                          INDEX TO FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998:

Report of Independent Certified Public Accountants                         F-2

Balance Sheets as of December 31, 1997 and 1998                            F-3

Statements of Operations for Years Ended December 31, 1997 and 1998,
and for the Period from August 27, 1984 (Inception) Through December
31, 1998                                                                   F-5

Statements  of Changes in  Stockholders'  Equity  (Deficit) For the
Period from August 27, 1984 (Inception) Through December 31, 1998          F-6

Statements of Cash Flows For Years Ended December 31, 1997 and 1998,
and for the Period from August 27, 1984 (Inception) Through December
31, 1998                                                                   F-8

Notes to Financial Statements December 31, 1997 and 1998                   F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Entropin, Inc.


We have audited the accompanying balance sheet of Entropin, Inc. (a development stage company) as of December 31, 1997 and 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 1997 and 1998 and the results of its operations and its cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has been primarily involved in research and development activities, resulting in significant losses and an accumulated deficit at December 31, 1998 of $7,578,802. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado                                      CAUSEY DEMGEN & MOORE INC.
February 4, 1999, except
for Note 9, as to which the
date is March 24, 1999

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                           December 31, 1997 and 1998

                                     ASSETS
                                                             1997         1998
                                                             ----         ----
Current assets:
   Cash and cash equivalents                              $    291     $445,333
   Accounts receivable - stockholder (Note 2)                5,000           -
                                                          --------     --------
    Total current assets                                     5,291      445,333

Property and equipment, at cost:
   Leasehold improvements                                        -       72,187
   Office furniture and equipment                                -       15,518
                                                          --------     --------

                                                                 -       87,705

   Less accumulated depreciation                                 -       (5,006)
                                                          --------      -------
    Net property and equipment                                   -       82,699

Other assets
   Deferred stock offering costs (Note 5)                   10,746            -
   Deposits                                                      -       12,261
   Patent costs, less accumulated amortization of
    $40,300 (1997) and $59,600 (1998)                      266,456      295,316
                                                          --------     --------

    Net other assets                                       277,202      307,577
                                                          --------     --------

                                                          $282,493     $835,609
                                                          ========     ========

                             See accompanying notes.
                                       F-3

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                           December 31, 1997 and 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          1997         1998
                                                          ----         ----
Current liabilities:
   Accounts payable                                     $329,813     $ 59,141
   Advances - related party                                    -       11,314
   Advances - stockholders (Note 2)                       98,873            -
                                                        --------     --------
    Total current liabilities                            428,686       70,455

Long-term debt:
   Stockholders (Note 2)                               1,710,487            -
   Deferred royalty agreement (Note 7)                   155,495      169,783
   Compensation agreement (Note 7)                     1,500,000           -
                                                       ---------     --------
    Total long-term debt                               3,365,982      169,783

Commitments and contingencies (Notes 5, 7 and 9)

Series A redeemable preferred stock, $.001 par value,
   3,210,487 shares authorized, issued and
   outstanding (Note 4)                                        -    3,210,487

Series B redeemable convertible preferred stock,
   $.001 par value, 400,000 shares
   authorized, 245,500 shares issued
   and outstanding (Note 4)                                    -    1,142,750

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000 shares
    authorized, Series A and B reported above                  -            -
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 5,220,000 (1997) and 6,000,051 (1998)
    shares issued and outstanding                          5,220        6,000
   Additional paid-in capital                          1,296,780    7,474,210
   Deficit accumulated during the development stage   (4,814,175)  (7,578,802)
   Unearned stock compensation (Note 7)                       -    (3,659,274)
                                                      ----------   ----------
    Total stockholders' equity (deficit)              (3,512,175)  (3,757,866)
                                                      ----------   ----------

                                                       $ 282,493    $ 835,609
                                                       ==========   =========

                            See accompanying notes.
                                      F-4

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

           For the Years Ended December 31, 1997 and 1998 and for the Period from August 27, 1984 (inception) through December 31, 1998

                                                                      Cumulative
                                                                    amounts from
                                           1997           1998        inception
                                           ----           ----        ---------

Costs and expenses:
   Research and development               $877,209      $ 906,719    $4,853,573
   General and administrative              328,853      1,844,575     2,414,830
   Rent-related party (Note 2)                   -         12,314        12,314
   Depreciation and amortization            18,000         24,306        81,674
                                        ----------      ---------   -----------

     Operating loss                     (1,224,062)    (2,787,914)   (7,362,391)

Other income (expense):
   Interest income                               -         24,738        24,738
   Interest expense                       (127,386)        (1,451)     (241,149)
                                        ----------      ---------   -----------

     Total other income (expense)         (127,386)        23,287      (216,411)
                                        ----------      ---------   -----------

Net loss (Note 3)                       (1,351,448)    (2,764,627)   (7,578,802)

Accrued dividends applicable to
   Series B preferred stock (Note 4)             -        (56,260)      (56,260)
                                         ---------     ----------   -----------

Net loss applicable to common
   shareholders                         $(1,351,448)  $(2,820,887)  $(7,635,062)
                                        ===========   ===========   ===========

Basic net loss per common share (Note 6)     $ (.26)       $ (.47)      $ (1.45)
                                            =======        ======       =======

Weighted average common shares
   outstanding (Note 6)                   5,220,000     5,968,000     5,272,000
                                          =========     =========     =========

                            See accompanying notes.
                                      F-5


                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    For the period from August 27, 1984 (inception) through December 31, 1998
                                                                                                          Deficit
                                                                                                        accumulated
                                                                  Additional                Unearned     during the
                                                Common stock       paid-in       Stock       stock      development
                                              Shares    Amount     capital    subscription compensation    stage
                                              ------    ------    ----------  ------------ ------------ ----------

Balance at August 27, 1984 (inception)             -   $     -      $     -     $     -       $     -   $        -

   Sale of common stock for cash
    in 1984 ($.005 per share)                991,800       992        4,008           -             -            -

   Issuance of common stock in exchange for
     services in 1991 ($.005 per share)    3,967,198     3,967       16,033           -             -            -

   Cash contribution from shareholder in 1991      -         -       50,000           -             -            -

   Net loss for the period from inception through
    December 31, 1994                              -         -            -           -             -   (2,824,221)
                                           ---------    ------      -------     -------       -------   ----------

Balance, December 31, 1994                  4,958,998    4,959       70,041           -             -   (2,824,221)

   Cash received for common  stock subscription     -        -            -     150,000             -            -

   Net loss for the year                            -        -            -           -             -      (263,368)
                                           ----------   ------      -------     -------       -------    ----------

Balance, December 31, 1995                  4,958,998    4,959       70,041     150,000             -    (3,087,589)

   Sale of common stock for cash ($1.15
    per share)                                261,002      261      299,739    (150,000)            -             -

   Net loss for the year                            -        -            -           -             -       (375,138)
                                           ----------   ------      -------     -------       -------      ---------

Balance, December 31, 1996                  5,220,000    5,220      369,780           -            -      (3,462,727)

                         (Continued on following page)
                             See accompanying notes.
                                       F-6


                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    For the Period from August 27, 1984 (inception) through December 31, 1998

                         (Continued from preceding page)

    Deficit
                                                                                                          Deficit
                                                                                                        accumulated
                                                                  Additional                Unearned     during the
                                                Common stock       paid-in       Stock       stock      development
                                              Shares    Amount     capital    subscription compensation    stage
                                              ------    ------    ----------  ------------ ------------ ----------
                                                                                                     accumulated

   Capital contributions (Note 5)                  -         -      927,000           -            -            -

   Net loss for the year                           -         -            -           -            -    1,351,448)
                                           ---------    ------      -------     -------       ------    ---------


Balance, December 31, 1997                 5,220,000     5,220    1,296,780           -            -    (4,814,175)

   Sale of common stock for cash,
    $2.75 per share (Note 5)                 300,000       300      797,810           -            -            -

   Issuance of common stock pursuant
    to recapitalization (Note 5)             480,051       480      219,620           -            -            -

   Unearned stock compensation pursuant
    to issuance of common stock options
    (Notes 5 and 7)                                -         -    5,160,000           -   (5,160,000)           -

   Amortization of unearned stock
    compensation (Note 5)                          -         -            -           -    1,500,726            -

   Net loss for the year                           -         -            -           -            -    (2,764,627)
                                           ---------    ------      -------     -------    ---------   -----------

Balance, December 31, 1998                 6,000,051   $ 6,000   $7,474,210     $     -  $(3,659,274)  $(7,578,802)
                                           =========   =======  ===========        ====  ===========   ===========

                             See accompanying notes.
                                       F-7

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

           For the Years Ended December 31, 1997 and 1998 and for the Period from August 27, 1984 (inception) through December 31, 1998

                                                                      Cumulative
                                                                       amounts
                                                                         from
                                               1997         1998      inception
                                               ----         ----      ----------
Cash flows from operating activities:
   Net loss                               $(1,351,448) $(2,764,627) $(7,578,802)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization            18,000       24,306       81,674
      IBC partner royalty agreement            44,055       14,288      169,783
      Services contributed in exchange for stock
        and stock options                     927,000    1,500,726    2,447,726
      Services contributed in exchange for
        compensation agreements                70,000            -    2,231,678
      Increase in advances - related party          -       11,314       11,314
      Decrease in accounts receivable -
        shareholder                                 -        5,000            -
      Increase (decrease) in accounts payable 181,256     (270,672)      59,141
      Increase in accrued interest            108,790            -      169,139
      Other                                         -            -          131
                                              -------     --------     --------

      Total adjustments                     1,349,101    1,284,962    5,170,586
                                            ---------    ---------    ---------

     Net cash used in operations               (2,347)  (1,479,665)  (2,408,216)

Cash flows from investing activities:
   Purchase of property and equipment               -      (87,705)    (104,912)
   Patent costs                               (66,130)     (48,160)    (354,916)
   Deposits                                         -      (12,261)     (12,261)
                                            ---------   ----------    ---------

      Net cash used in investing activities   (66,130)    (148,126)     (72,089)

Cash flows from financing activities:
   Proceeds from recapitalization                   -      220,100      220,100
   Deferred stock offering costs              (10,746)      10,746            -
   Proceeds from sale of common stock               -      798,110    1,153,110
   Proceeds from sale of preferred stock            -    1,142,750    1,142,750
   Proceeds from stockholder loans                  -            -      809,678
   Proceeds from stockholder advances          77,837            -       98,873
   Repayments of stockholder advances              -       (98,873)     (98,873)
                                              -------    ---------    ---------

      Net cash provided by financing
       activitie                               67,091    2,072,833    3,325,638
                                              -------    ---------    ---------

Net increase (decrease) in cash                (1,386)     445,042      445,333

Cash and cash equivalents at beginning of
   period                                       1,677          291            -
                                              -------    ---------    ---------

Cash and cash equivalents at end of period   $    291     $445,333     $445,333
                                             ========    =========    =========

                         (Continued on following page)
                            See accompanying notes.
                                      F-8

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 For the years ended December 31, 1997 and 1998
           and for the Period from August 27, 1984 (inception) through
                                December 31, 1998




                         (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                                                Cumulative
                                                                  amounts
                                                                   from
                                1997              1998           inception

                                ----              ----           ---------
Cash paid during period
   for interest               $15,598           $1,451            $61,306


Supplemental disclosure of non-cash financing activities:

Pursuant to an agreement with an IBC limited partner, the Company has accrued a liability totaling $169,783 at December 31, 1998 for advance royalties due to the individual (see Note 7).

In November of 1997, the Company reached an agreement with an individual to enter into a compensation agreement in exchange for services the individual has provided the Company since inception (see Note 7). The Company has reflected a liability of $1,500,000 in 1997, related to this agreement.

On January 15, 1998, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to shareholders and accrued interest and a $1,500,000 compensation agreement.

During 1998, the Company entered into several stock option agreements with persons and entities that have contributed services to the Company. In accordance with Statement of Financial Accounting Standards 123, the Company has recorded deferred compensation related to these agreements totaling $5,160,000 and has amortized compensation expense during 1998 totaling $1,500,726. These stock option agreements are described more fully in Note 5.




                             See accompanying notes.
                                       F-9

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998


1.   Organization and summary of significant accounting policies

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

     Basis of presentation and management's plans:

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at December 31, 1998 of $7,578,802. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

     As described in Note 5, the Company has successfully completed a private placement and a recapitalization of the Company which provided additional liquidity for the Company for current operations. The Company also sold in a private offering 245,500 shares of Series B convertible preferred stock for net proceeds of $1,142,750 (see Note 4). However, the Company estimates it will require additional funding of up to $10,000,000 over the next three years to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



1.   Organization and summary of significant accounting policies (continued)

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

     Deferred stock offering costs:

     Deferred stock offering costs represent costs incurred in connection with the private placements of common and preferred stock, more fully discussed in Notes 4 and 5. Costs deferred were charged against the proceeds of the offerings.

     Property and equipment:

     Office furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of five years.

     Leasehold improvements are recorded at cost and amortized over the five-year term of the lease.

     Patents:

     Patents are stated at cost less accumulated amortization which is calculated on a straight-line basis over the useful lives of the assets, estimated by management to average 16 years. Research and development costs and any costs associated with internally developed patents (with the exception of legal costs) are expensed in the year incurred.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



1.   Organization and summary of significant accounting policies (continued)

     Esterom(R) is protected by a U.S. Composition Patent granted December 27, 1994 which includes safeguarding the discovery of three new molecules. The Company's patents include the following: Patent #5,559,123 granted September 24, 1996 with the Company as Assignee; Patent #5,525,613 granted June 11, 1996 with the Company as Assignee; and Patent #5,376,667 granted December 27, 1994 with the Company as Assignee. In addition, Dr. Lowell M. Somers obtained the following initial patents which he subsequently assigned to the Company in September 1992; #4,512,996 granted April 1985; patent #4,469,700 granted September 1984; and Patent #4,556,663 granted December 1985. Although the Company has obtained approval of Patent Application #5,556,663, the Patent has not yet been issued.

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

     Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions. At December 31, 1998 and at times during the years, the balance at one financial institution exceeded FDIC limits.

2.   Related party transactions

     Accounts receivable - stockholder:

     During 1994, the Company advanced $5,000 to a stockholder. The advance did not bear interest and was due on demand. The advance was repaid in 1998.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



2.   Related party transactions (continued)

     Lease agreement:

     In February 1998, the Company entered into an office lease arrangement with a shareholder. The lease has a two-year term expiring on February 1, 2000 and a monthly rent of $1,100. In January 1999, the Company discontinued this lease.

     Advances - stockholders:

     At December 31, 1997, an aggregate of $98,873 had been advanced to the Company by two shareholders. The advances were repaid in January 1998 from proceeds associated with the recapitalization of the Company (see Note 5).

     Long-term debt - stockholders consisted of the following at December 31, 1997:

       8% Note payable - stockholder,  issued for cash  advances, principal plus accrued interest due December 31, 2000,
          unsecured                                                  $ 631,678

       8% Note payable - stockholder,  issued for cash  advances, principal plus accrued interest due December 31, 2000,
          unsecured                                                    178,000

       8% Note payable - stockholder,  issued for past  services, principal plus accrued interest due December 31, 2000,
          unsecured                                                    731,678

         Accrued interest payable                                      169,131
                                                                    ----------

                                                                    $1,710,487
                                                                    ==========

     As described in Note 4, effective January 15, 1998, all above noted long-term debt plus accrued interest was converted to 1,710,487 shares of the Company's redeemable 8% non-voting, non-cumulative Series A Preferred Stock at $1 per share, for a total of $1,720,487 which represents the recorded amount of the liability at December 31, 1997 and fair value of preferred stock issued.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



3.   Income taxes

     The consummation of the stock exchange with Vanden and the issuance of preferred stock in January 1998 (see Note 5), resulted in a change in the Company's tax status from an S corporation to a taxable corporation. The effect of the change is to provide for income tax based upon reported results of operations, and to provide deferred tax assets and liabilities on temporary differences between reported earnings and taxable income. Since the Company has had losses since inception, no change in the results of operations for the year ended December 31, 1997 would have occurred, assuming the change in status occurred at the beginning of the year.

     At December 31, 1998, the Company has a net operating loss carryforward of approximately $1,372,000 and future tax deductions of $3,993,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss carryforward expires in 2018. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At December 31, 1998, total deferred tax assets and valuation allowance are as follows:

            Deferred tax assets resulting from:
             Net operating loss carryforwards             $  480,000
             Accrual to cash adjustments                     872,000
             Unearned stock compensation                     525,000
                                                          ----------

               Total                                       1,877,000

            Less valuation allowance                      (1,877,000)
                                                         -----------
                                                         $         -
                                                         ===========

     A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonable assured.

4.   Redeemable preferred stock

     In December 1997, the Board of Directors approved an amendment to the Articles of Incorporation to authorize 10,000,000 shares of $.001 par value preferred stock. On January 15, 1998, the Company issued 3,210,487 shares of its Series A redeemable, non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to shareholders and accrued interest, and a $1,500,000 compensation agreement. The annual 8% dividend is based upon a $1.00 per share value, and is only payable out of earnings.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



4.   Redeemable preferred stock (continued)

     The Series A preferred stock is subject to mandatory redemption. The funds available for redemption will be equal to more than 20% but less than 50% of annual earnings, as determined annually by the Board of Directors, but not exceeding cash flow from operations and will automatically cancel in seven years if not fully redeemed. The Company may voluntarily redeem outstanding shares of preferred stock at $1 per share.

     In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share. Dividends are added to net loss in determining net loss per common share. None of the Series B preferred shares have been converted as of December 31, 1998. None of the Series B preferred shares have been converted as of December 31, 1998.

5.   Stockholders' equity

     Recapitalization:

     On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, a reverse acquisition.

     Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated on January 15, 1998, and is presented on the statement of changes in stockholders' equity (deficit) as an issuance of 480,051 shares of common stock for cash proceeds of $220,100 pursuant to recapitalization (including the 180,001 shares issued for $100 discussed below). In connection with the recapitalization, the Company issued options to purchase 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract as compensation for arranging a merger or acquisition acceptable to the Company. The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000. The remaining options to acquire 180,001 shares are exercisable for a five-year period.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



5.   Stockholders' equity (continued)

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

     Stock options:

     On August 4, 1998, the Company granted to each director options to purchase up to 60,000 shares of the Company's common stock (300,000 shares in the aggregate), exercisable at $3.00 per share. The options vest at the rate of 20,000 shares per year commencing February 1999 through February 2001. Should any of the directors cease to serve on the board of directors, all non-vested options shall be forfeited.

     On September 11, 1998, the board of directors approved a compensation plan for three officers and directors, to serve on a management team, which included stock options aggregating 295,000 shares, at an exercise price of $4.00 per share. Other terms and conditions of the options are the same as the director options described above.

     In October 1998, the Company provided a 100,000 share stock option agreement to an organization, with whom the Company entered into a one year consulting agreement. The consultant will provide investor relations and development services, and will receive compensation of $5,000 per month. The options are exercisable at $4.00 per share and vest 50,000 shares as of the date of the agreement, 25,000 shares on March 31, 1999 and 25,000 shares on June 30, 1999.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998


5.   Stockholders' equity (continued)

     On December 15, 1998, the board of directors approved a resolution whereby the Company granted to a company and an individual two stock options to purchase up to 17,500 shares of the Company's common stock (35,000 shares in the aggregate) in exchange for services the Company received during 1998. The options are exercisable at $4.00 per share and are fully vested as of the date of the resolution.

     The following is a summary of stock option activity:

                                                      Weighted
                                      Option price    average        Number of
                                        per share   exercised price   shares

        Balance December 31, 1997        $ -           $ -                    -
        Granted                      $.001 to $4.00    $2.47          1,540,002
        Exercised                        $.001         $.001           (180,001)
                                     --------------    -----          ---------
        Balance December 31, 1998    $1.50 to $4.00    $2.79          1,360,001
                                                                      =========


     The following is additional information with respect to those options outstanding at December 31, 1998:

                                  Weighted
                                  average
                                  remaining       Weighted
                             contractural life average exercise    Number of
     Option price per share      in years           price            shares
     ----------------------  ----------------- ----------------    ---------

              $2.80                    4.0          $2.80            180,001
              $1.50                    4.4          $1.50            450,000
              $4.00                    5.3          $4.00            100,000
              $3.00                    9.2          $3.00            300,000
              $4.00                    4.7          $4.00            295,000
              $4.00                      -          $4.00             35,000
                                                                   ---------
                                                                   1,360,001
                                                                   =========

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998





5.   Stockholders' equity (continued)

     Unearned stock compensation:

     At December 31, 1998, the Company had granted an aggregate of 1,360,001 options at purchase prices lower than fair value of the stock at date of grant, including the director stock options disclosed above and the 450,000 granted to the Western Center for Clinical Studies, Inc. (see Note 7). The excess of the fair value of the options, using the Black-Scholes option pricing model, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to expense over the term of the related agreements.

6.   Basic net loss per share

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

7.   Commitments and contingencies

     Compensation agreements:

     In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the limited partnership. The
     I.B.C. Limited Partnership participated in the early development of Estrom(R) (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partners technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 1997 and 1998, no liabilities have been accrued with respect to this agreement.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



7.   Commitments and contingencies (continued)

     In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of December 31, 1997 and 1998, the total liability accrued with respect to this agreement totaled $155,495 and $169,783, respectively. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

     During November 1997, the Company began negotiating with an individual regarding compensation for research and development services provided since the inception of the Company. In exchange for these services, the Company agreed to issue an 8% note payable to the individual in the principal amount of $1,500,000 maturing December 31, 2000. In January 1998, the Company converted this obligation to 1,500,000 shares of its non-voting, non-cumulative redeemable 8% Series "A" preferred stock, at $1 per share, which was considered to be fair value of the services received by the Company (see Note 4). In addition, effective December 15, 1997, three stockholders of the Company agreed to transfer a portion of their common stock to provide the individual with approximately 5% of the outstanding common shares (see Note 5).

     Development and Supply Agreements:

     On January 1, 1997, the Company entered into 10 year Development and Supply Agreements with Mallinckrodt, Inc. to develop all of the chemistry, manufacturing and controls to comply with the drug master file of the Food and Drug Administration as well as supply the bulk active product for marketing. In exchange for these services, Mallinckrodtl received exclusive rights as a supplier of the bulk active product to the Company in North America. For the first year ended December 31, 1997, the contract price of the ingredient was fixed based on the number of liters ordered by the Company. Subsequent to December 31, 1997, the cost per liter has been adjusted based on changes in the price of the components in the bulk active product.

     In addition, pursuant to the agreements, the Company has granted Mallinckrodt a right of first refusal to supply the Company's requirements of the bulk active product in all other parts of the world outside of North America.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998


7.   Commitments and contingencies (continued)

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

8.   Financial instruments

     The carrying values of cash, accounts receivable-shareholder, accounts payable and advances-shareholders approximated fair value due to the short-term maturities of these instruments.

     The Company believes that it is not practical to estimate a fair market value different from the carrying value of long-term debt. Long-term debt, excluding the deferred royalty agreement, was converted into redeemable preferred stock on January 15, 1998. Both the redeemable preferred stock and the deferred royalty agreement have numerous features unique to these securities and agreements as described in Notes 4 and 7.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998



9.   Subsequent events

     On January 11, 1999, the Company entered into a consulting agreement with a company to provide advisory services relating to the formulation, manufacturing and packaging of Esterom(R). Compensation for the consulting agreement is $2,000 per day with a minimum of one day per month which the services must be used. The term of the agreement is continuous until terminated by either party.

     On March 11, 1999, the Company signed an agreement with a company to provide consulting services concerning the introduction of the Company's business plan to the investment banking community. The term of the agreement is twelve months; however, the Company may terminate the agreement after six months. As compensation, the Company will pay a retainer of $3,000 per month and has issued an option to purchase 175,000 shares of the Company's common stock at an exercise price of $3.00 per share. The option provides certain registration rights to the holder, and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is 5 years from the date the shares become freely tradeable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

     On March 15, 1999, the Company signed a financial advisory agreement with a company experienced in raising investment capital. Pursuant to the agreement, the company is engaged to raise a total of $8 million in three traunches, the first $2 million on or about May 15, 1999, the next $4 million on or about August 15, 1999 and the remaining $2 million on or about November 15, 1999. The initial term of the agreement is eight months, commencing March 15, 1999 through November 15, 1999. The company will be paid a monthly retainer of $7,000 through the duration of the agreement. In addition, the company will also be granted a warrant to acquire 300,000 shares of the Company's common stock at an exercise price of $4.50 per share (fair market value at March 15, 1999). The warrant agreement provides certain registration rights, and will vest as follows; 100,000 shares on the date of the agreement, 100,000 shares when the Company has received $2 million in funding on or about May 15, 1999 and 100,000 shares when the Company has received $4 million in funding on or about August 31, 1999. The 200,000 shares vesting in May and August are subject to ratable reduction to the extent that any of the funding is not attributable to the company. The term of the warrant will be through March 15, 2004. The Company will also pay contingent fees of 8% of total financing, payable if financing is obtained.

     On March 22, 1999, the Company signed an agreement with a partnership to provide consulting services for financial community relations and debt funding. The agreement will be for a term of six months. As compensation, the Company has issued an option to the partnership to purchase 125,000 shares of the Company's common stock at an exercise price of $3.00 per share. The option provides certain registration rights to the partnership. The options are exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is 5 years from the date the shares become freely tradeable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1998

9.   Subsequent events (continued)

     On March 24, 1999, the Company received cash proceeds totaling $200,000 pursuant to eight convertible note payable agreements with various unrelated individuals and entities. Each note is unsecured, bears interest at 10%, and is due the earlier of 90 days from the date of issue or upon the receipt by the Company of certain proceeds from a private offering of its securities. In the event of default, each note and the unpaid interest is convertible into one share of restricted common stock for each two dollars of principal and interest outstanding. Each note agreement also provides a warrant granting the holder the right to purchase three and one half restricted shares of the Company's common stock for each dollar of principal received by the Company, for an aggregate of 700,000 shares. The warrants have certain registration rights, an exercise price of $3.00 per share and are exercisable for five years from the date the shares become freely tradeable. To the extent that the shares underlying the warrants are not registered within two years of grant date, the holders have the right to exercise the warrants on a cashless basis for a period of five years.