Form 10QSB
period 1999-03-31
ENTROPIN INC
filed 1999-05-17
CIK 837600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended        March 31, 1999
                                       ----------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _____________ to ____________

                Commission file number    33-23693
                                       ----------------

                             ENTROPIN, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          COLORADO                                 84-1090424
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

        21550 Oxnard Street, Suite 810, Woodland Hills, CA 91367
--------------------------------------------------------------------------
                (Address of principal executive offices)

                             (818) 340-2323
--------------------------------------------------------------------------
                       (Issuer's telephone number)

                                   N/A
--------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X   No
                                ---    ---

As of May 17, 1999, 6,611,072 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes      No  X
                                                     ---     ---

                             ENTROPIN, INC.



                                  INDEX
                                  -----

PART 1              FINANCIAL INFORMATION                            PAGE NO.
------              ---------------------                            --------

Item 1.   Financial Statements:

Balance Sheet - December 31, 1998 and March 31, 1999 (unaudited)          2

Statement of Operations - For the Three Months Ended March 31, 1998
and 1999 and Cumulative Amounts from Inception (August 27, 1984)
Through March 31, 1999 (unaudited)                                        4

Statement of Stockholders' Equity - For the Three Months Ended
March 31, 1999 (unaudited)                                                5

Statement of Cash Flows - For the Three Months Ended March 31, 1998
and 1999 and Cumulative Amounts from Inception (August 27, 1984)
Through March 31, 1999 (unaudited)                                        6

Notes to Unaudited Financial Statements                                   7

Item 2.   Management's Discussion and Analysis or Plan of Operations     20

PART II.            OTHER INFORMATION
--------            -----------------

Item 1.   Legal Proceedings                                              23

Item 2.   Changes in Securities                                          23

Item 6.   Exhibits and Reports on Form 8-K                               28

Signatures                                                               29

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                      December 31, 1998 and March 31, 1999
                                  (Unaudited)

                                     ASSETS

                                                          1998         1999
                                                        -------       --------
Current assets:
   Cash and cash equivalents                            $ 445,333    $ 278,873
   Advances - related party                                     -       15,403
                                                        ---------    ---------
     Total current assets                                 445,333      294,276

Property and equipment, at cost:
   Leasehold improvements                                  72,187       72,187
   Office furniture and equipment                          15,518       17,018
                                                        ---------    ---------

                                                           87,705       89,205

   Less accumulated depreciation                           (5,006)      (9,359)
                                                        ---------    ---------

     Net property and equipment                            82,699       79,846

Other assets:
   Deposits                                                12,261       12,261
   Patent costs, less accumulated amortization of
     $59,600 (1998) and $64,950 (1999)                    295,316      302,532
                                                        ----------   ---------

      Total other assets                                  307,577      314,793
                                                        ----------   ---------

                                                        $ 835,609    $ 688,915
                                                        =========    =========

                             See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                      December 31, 1998 and March 31, 1999
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           1998         1999
                                                          -------     --------
Current liabilities:
   Accounts payable                                      $ 59,141     $ 55,549
   Notes payable (Note 2)                                       -      200,000
   Advances - related party                                11,314           -
                                                         --------     --------
     Total current liabilities                             70,455      255,549

Deferred royalty agreement (Note 7)                       169,783      173,355

Commitments and contingencies (Notes 2 and 7)

Series  A  redeemable  preferred  stock,  $.001
  par  value,   3,210,487  shares authorized,
  (Note 4)                                              3,210,487    3,210,487

Series B redeemable convertible preferred stock,
  $.001 par value, 400,000 shares authorized,
  245,500 shares issued and outstanding (Note 4)        1,142,750    1,142,750

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A and B reported above                  -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 6,000,051 shares issued and out-
     standing                                               6,000        6,000
   Additional paid-in capital                           7,474,210    8,304,210
   Deficit accumulated during the development stage    (7,578,802)  (8,661,927)
   Unearned stock compensation (Note 7)                (3,659,274)  (3,741,509)
     Total stockholders' equity (deficit)              (3,757,866)  (4,093,226)
                                                       -----------  -----------

                                                       $  835,609   $  688,915
                                                       ==========   ==========


                             See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

        For the Three  Months  Ended  March 31, 1998 and 1999 and for the
           Period from August 27, 1984 (inception) to March 31, 1999
                                  (Unaudited)

                                                                   Cumulative
                                                                  amounts from
                                             1998          1999     inception
                                             ----          ----     ---------

Costs and expenses:
   Research and development                $ 3,772     $ 318,112   $ 5,171,685
   General and administrative               95,372       758,115     3,172,945
   Rent - related party                      2,080             -        12,314
   Depreciation and amortization             4,500         9,703        91,377
                                          --------     ---------   -----------

     Operating loss                       (105,724)   (1,085,930)   (8,448,321)
                                          ---------   -----------   -----------

Other income (expense):
   Interest income                           4,509         2,805        27,543
   Interest expense                           (479)            -      (241,149)
                                          --------    ----------    ----------

     Total other income (expense)            4,030         2,805      (213,606)
                                          --------    ----------    ----------

Net loss (Note 3)                         (101,694)   (1,083,125)   (8,661,927)

Accrued dividends applicable to Series
   B preferred stock (Note 4)                    -       (30,688)      (86,948)
                                        ----------   -----------    ----------

Net loss applicable to common
   shareholders                         $ (101,694)  $(1,113,813)  $(8,748,875)
                                        ==========   ===========   ===========

Basic net loss per common share             $ (.02)       $ (.19)      $ (1.66)
                                           =======       =======      ========

Weighted average common shares
   outstanding (Note 6)                  5,870,000     6,000,000     5,284,000
                                         =========     =========     =========



                             See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Three Months Ended March 31, 1999
                                  (Unaudited)

                                                                                                         Deficit
                                                                                                       accumulated
                                                                             Additional    Unearned    during the
                                                     Common stock             paid-in        stock     development
                                                      Shares      Amount      capital    compensation     stage
                                                      ------      ------     ----------  ------------  -----------


Balance, December 31, 1998                            6,000,051     $ 6,000  $ 7,474,210 $(3,659,274) $(7,578,802)

   Unearned stock compensation pursuant to issuance
     of common stock options (Note 5)                         -           -      830,000    (830,000)           -

   Amortization of unearned stock compensation
     (Note 5)                                                 -           -            -     747,765            -

   Net loss for the three months ended March 31, 1999         -           -            -           -   (1,083,125)
                                                      ---------     -------  -----------  ----------   ----------

Balance, March 31, 1999                               6,000,051     $ 6,000  $ 8,304,210 $(3,741,509) $(8,661,927)
                                                      =========     =======  =========== ==========   ===========


                             See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

          For the Three  Months  Ended  March 31, 1998 and 1999 and for the
              Period from August 27, 1984 (inception) to March 31, 1999
                                  (Unaudited)
                                                                    Cumulative
                                                                     amounts
                                                                       from
                                             1998         1999      inception
                                             ----         ----      ---------
Cash flows from operating activities:
   Net loss                                $ (101,694) $(1,083,125)$(8,661,927)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization             4,500        9,703      91,377
      IBC partner royalty agreement             3,572        3,572     173,355
      Services contributed in exchange
        for stock or stock options                  -      747,765   3,195,491
      Services contributed in exchange for
        compensation agreements                     -            -   2,231,678
      Increase in advances - related party          -      (26,717)    (15,403)
      Increase (decrease) in accounts
       payable                               (298,246)      (3,592)     55,549
      Increase in accrued interest                  -            -     169,139
      Other                                         -            -         131
                                           ----------   ----------  ----------

      Total adjustments                      (290,174)     730,731   5,901,317
                                           ----------   ----------  ----------

      Net cash used in operations            (391,868)    (352,394) (2,760,610)

Cash flows from investing activities:
   Purchase of property and equipment               -       (1,500)   (106,412)
   Patent costs                                     -      (12,566)   (367,482)
   Deposits                                         -            -     (12,261)
                                            ---------    ---------  ----------

      Net cash used in investing activities         -      (14,066)   (486,155)

Cash flows from financing activities:
   Proceeds from recapitalization             220,100            -     220,100
   Deferred stock offering costs               10,746            -           -
   Proceeds from sale of common stock         798,110            -   1,153,110
   Proceeds from sale of preferred stock            -            -   1,142,750
   Proceeds from stockholder loans                  -            -     809,678
   Repayments of stockholder advances         (98,873)           -           -
   Proceeds from notes payable                      -      200,000     200,000
                                           ----------    ---------  ----------

      Net cash provided by financing
       activities                             930,083      200,000   3,525,638
                                           ----------    ---------  ----------

Net increase (decrease) in cash               538,215     (166,460)    278,873

Cash and cash equivalents at beginning of
  period                                          291      445,333           -
                                            ---------    ---------   ---------

Cash and cash equivalents at end of period  $ 538,506    $ 278,873   $ 278,873
                                            ==========   ==========  =========


                             See accompanying notes.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at March 31, 1999 of $8,661,927. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




1. Organization and summary of significant accounting policies (continued)

   As described in Note 5, the Company has successfully completed a private placement and a recapitalization of the Company which provided additional liquidity for the Company for current operations. The Company also sold a private offering of 245,500 shares of Series B convertible preferred stock for net proceeds of $1,142,750 (Note 4), $200,000 of convertible notes payable, and 500,000 shares of common stock for gross proceeds of $1,000,000 (Note 9). However, the Company estimates it will require additional funding of up to $10,000,000 over the next three years to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

                                   March 31, 1999




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

   Impairment of long-lived assets:

   The Company  evaluates  the  potential  impairment  of  long-lived  assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company annually reviews the amount of recorded long-lived assets for impairment. If the sum of the expected cash flows from these assets is less than the carrying amount, the Company will recognize an impairment loss in such period.

   Cash equivalents:

   For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions. At times during the periods, the balances at financial institutions may exceed FDIC limits.

   Comprehensive Income:

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any transactions that are required to be reported in Comprehensive Income.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




1. Organization and summary of significant accounting policies (continued)

   Segment Information:

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers based on the provisions of FAS 131. The Company has determined that it does not have separately reportable operating segments.

   Recent Accounting Pronouncements:

   In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
   133). The Company is required to adopt SFAS 133 in its fiscal year ending December 31, 2000. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

2. Notes payable

   On March 24, 1999, the Company received cash proceeds aggregating $200,000 pursuant to eight convertible note payable agreements with various unrelated individuals and entities. Each note is unsecured, bears interest at 10%, and is due the earlier of 90 days from the date of issue or upon the receipt by the Company of certain proceeds from a private offering of its securities. In the event of default, each note and the unpaid interest will be converted by the Company into one share of restricted common stock for each two dollars of principal and interest outstanding (see Note 9). Each note agreement also provides a warrant granting the holder the right to purchase three and one half restricted shares of the Company's common stock for each dollar of principal received by the Company, for an aggregate of 700,000 shares (see
   Note 5).

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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




3. Income taxes (continued)

   At March 31, 1999, the Company has net operating loss carryforwards of approximately $1,704,000 and future tax deductions of $2,496,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss carryforwards expire in 2018 and 2019. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At March 31, 1999, total deferred tax assets and valuation allowance are as follows:

   Deferred tax assets resulting from:
   Net operating loss carryforwards      $ 596,000
   Accrual to cash adjustments             874,000
   Unearned stock compensation             787,000
                                         ---------

    Total                                2,257,000

    Less valuation allowance            (2,257,000)
                                        ----------
                                        $        -
                                        ==========

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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




4. Redeemable preferred stock (continued)

   In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share. Dividends are added to net loss in determining net loss per common share. None of the Series B preferred shares have been converted as of March 31, 1999.

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

                                   March 31, 1999




5. Stockholders' equity (continued)

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

   On March 11, 1999, the Company provided a 175,000 share stock option agreement to an organization with whom the Company entered a one year consulting agreement. The organization will provide investment community relations services, and will receive compensation of $3,000 per month. The option is exercisable at $3.00 per share. The option provides certain registration rights to the holder, and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradeable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




5. Stockholders' equity (continued)

   On March 15, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise a total of $8 million and provide financial advisory services, and will receive a retainer of $7,000 per month (see Note 7). The warrants are exercisable at $4.50 per share (fair value at March 15, 1999), provide certain registration rights, and vest 100,000 shares as of the date of the agreement, 100,000 shares when the Company has received $2 million in funding on or about May 15, 1999 and 100,000 shares when the Company has received $4 million in funding on or about August 15, 1999. The 200,000 shares vesting in May and August are subject to ratable reductions to the extent that any of the funding is not attributable to the organization. The term of the warrant will be through March 15, 2004.

   On March 22, 1999, the Company provided a 125,000 share stock option agreement to a partnership, with whom the Company entered into a six month consulting agreement. The partnership will provide financial community relations and debt funding services. The options are exercisable at $3.00 per share. The options provide certain registration rights to the holder, and are exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

   On March 24, 1999, the Company issued eight convertible note payable agreements with various unrelated individuals and entities (see Note 2). Each note agreement also provides a warrant granting the holder the right to purchase three and one half restricted shares of the Company's common stock for each dollar of principal received by the Company, for an aggregate of 700,000 shares. The warrants have certain registration rights, an exercise price of $3.00 per share and are exercisable for five years from the date the shares become freely tradable. To the extent that the shares underlying the warrants are not registered within two years of grant date, the holders have the right to exercise the warrants on a cashless basis for a period of five years.

   On March 31, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise a total of $8 million and provide financial advisory services. The warrants are exercisable at $3.00 per share, provide certain registration rights, and vest 100,000 shares as of the date of the agreement, 100,000 shares when the Company has received $2 million in funding on or about May 15, 1999 and 100,000 shares when the Company has received $4 million in funding on or about August 31, 1999. The 200,000 shares vesting in May and August are subject to ratable reductions to the extent that any of the funding is not attributable to the organization. The term of the warrant will be through March 22, 2004.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




5. Stockholders' equity (continued)

   The following is a summary of stock option and warrant activity:

                                                     Weighted
                                      Option         average
                                      Price per      exercised     Number
                                      share           price      of shares
                                     ------------    ---------   ---------
   Balance December 31, 1998        $1.50 to $4.00    $2.79      1,360,001
   Granted                          $3.00 to $4.50    $3.28      1,600,000
   Exercised                                     -        -              -
                                    --------------  -------     ----------

   Balance March 31, 1999           $1.50 to $4.50     3.06      2,960,001
                                                                 =========


   The following is additional information with respect to those options and warrants outstanding at March 31, 1999:

                                       Weighted
                                       average      Weighted
                                      remaining     average
                                     contractual    exercise        Number
        Option price per share       life in years   price        of shares
        ----------------------       -------------   -----        ---------
                 $2.80                   3.8         $2.80          180,001
                 $1.50                   4.1         $1.50          450,000
                 $4.00                   5.1         $4.00          100,000
                 $3.00                   8.9         $3.00          300,000
                 $4.00                   4.4         $4.00          295,000
                 $4.00                   5.0         $4.00           35,000
                 $3.00                   5.0         $3.00        1,300,000
                 $4.50                   5.0         $4.50          300,000
                                                                  ---------
                                                                  2,960,001
                                                                  =========

   Unearned stock compensation:

   At March 31, 1999, the Company had granted an aggregate of 2,960,001 options and warrants of which 2,660,001 were at purchase prices lower than fair value of the stock at date of grant, including the stock options and warrants disclosed above and the 450,000 granted to the Western Center for Clinical Studies, Inc. (see Note 7). The excess of the fair value of the options and warrants, using the Black-Scholes option pricing model, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to expense over the term of the related agreements.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1999

6. Basic net loss per share

   Basic net loss per share is based on the weighted average number of shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share has not been presented as exercise of the outstanding stock options and warrants would have an anti-dilutive effect. The 10% cumulative dividends on Series B preferred stock have been accrued and added to net loss for the purpose of determining net loss and net loss per share applicable to common shareholders.

7. Commitments and contingencies

   Compensation agreements:

   In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the limited partnership. The I.B.C. Limited Partnership participated in the early development of Estrom(R) (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partners technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of March 31, 1999, no liabilities have been accrued with respect to this agreement.

   In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is to be evidenced by a promissory note issued each quarter and payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of March 31, 1999, the total liability accrued with respect to this agreement totaled $173,355. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

                                  ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




7. Commitments and contingencies (continued)

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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   March 31, 1999




7. Commitments and contingencies (continued)

   The difference between the fair value of the options at date of grant and the exercise price, totaling approximately $1,950,000 using the Black-Scholes option - pricing model, has been recorded as additional paid-in capital and unearned stock compensation. The unearned stock compensation is being amortized to expense on a straight-line basis over the 33 month term of the agreement.

   Consulting agreements:

   On January 11, 1999, the Company entered into a consulting agreement with a company to provide advisory services relating to the formulation, manufacturing and packaging of Esterom(R). Compensation for the consulting agreement is $2,000 per day with a minimum of one day per month which the services must be used. The term of the agreement is continuous until terminated by either party.

   On March 11, 1999, the Company signed an agreement with a company to provide consulting services concerning the introduction of the Company's business plan to the investment banking community. The term of the agreement is twelve months; however, the Company may terminate the agreement after six months. As compensation, the Company will pay a retainer of $3,000 per month and has issued an option to purchase 175,000 shares of the Company's common stock at an exercise price of $3.00 per share (see Note 5).

   On March 15, 1999, the Company signed a financial advisory agreement with a company experienced in raising investment capital. Pursuant to the agreement, the company is engaged to raise a total of $8 million in three traunches, the first $2 million on or about May 15, 1999, the next $4 million on or about August 15, 1999 and the remaining $2 million on or about November 15, 1999. The initial term of the agreement is eight months, commencing March 15, 1999 through November 15, 1999. The company will be paid a monthly retainer of $7,000 through the duration of the agreement. In addition, the company will also be granted a warrant to acquire 300,000 shares of the Company's common stock at an exercise price of $4.50 per share (see Note 5). The Company will also pay contingent fees of 8% of total financing, payable if financing is obtained.

8. Financial instruments

   The carrying values of cash and cash equivalents, advances-related party, notes payable and accounts payable approximated fair value due to the short-term maturities of these instruments.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1999

9. Subsequent events

   On April 20, 1999, the Company completed a private placement of 500,000 shares of its $.001 par value common stock for gross proceeds of $1,000,000, $2.00 per share.

   On April 20, 1999, The Company amended its 10% convertible promissory note agreements to allow the note holders to convert their promissory notes to shares of common stock. Upon issuing the amendment, all note holders converted their promissory notes, including accrued interest, to common stock resulting in new issuances of common stock totaling 100,831 shares.

   On April 20, 1999, the Company commenced a private placement of 1,600,000 shares of the Company's .001 par value common stock in order to raise capital of up to $8,000,000 ($5.00 per share). The offering period ends July 19, 1999.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)




Item 2.     Management's discussion and analysis or plan of operation

      Plan of Operation:

      Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues from operations for the period from August 27, 1984 (inception) through March 31, 1999. Entropin has devoted substantially all it's resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

      Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. As described below, in January 1998, the Company successfully completed a private placement of both common and Series B preferred stock and a reverse acquisition accounted for as a recapitalization of the Company. These events have provided additional liquidity for the Company for current operations. The Company conducted an additional private placement of $1,227,000 in convertible Series B preferred stock which funds were used to fund operations through February 1999, and in March 1999, the Company received cash proceeds aggregating $200,000 pursuant to convertible notes payable. The Company is currently pursuing additional interim funding and/or a strategic partner to provide total additional funding of up to $10,000,000 over the next three years to successfully complete the FDA approval process.

      During 1998, the Company entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), a California corporation experienced in managing pharmaceutical development. During the 33 month term of the agreement, WCCS will assist the Company in obtaining FDA approval for its product Esterom(R), implementing a business plan and providing experienced personnel to bring Esterom(R) to commercialization. The Company is required to pay management fees of approximately $880,400 over the term of the agreement, as well as provide stock options to purchase 450,000 shares of Entropin common stock over the 33 month period at an exercise price of $1.50 per share.

      Results of Operations:

      During the three months ended March 31, 1999, Entropin incurred a net loss of $1,083,125 as compared to $101,694 for the three months ended March 31, 1998. The increase resulted primarily from an increase of $662,743 in general and administrative expenses and an increase of $314,340 in research and development expenses. The amortization of unearned stock compensation expense recorded in conjunction with the issuance of stock options pursuant to various consulting agreements contributed significantly to both increases, as well as initiation of the agreement with WCCS.

      Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

                                  ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)




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

      In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for net proceeds of approximately $1,143,000. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share.

      On March 11, 1999, the Company provided a 175,000 share stock option agreement to an organization with whom the Company entered a one year consulting agreement. The organization will provide investment community relations services, and will receive compensation of $3,000 per month. The option is exercisable at $3.00 per share. The option provides certain registration rights to the holder, and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradeable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

      On March 15, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise a total of $8 million and provide financial advisory services, and will receive a retainer of $7,000 per month. The warrants are exercisable at $4.50 per share (fair value at March 15, 1999), provide certain registration rights, and vest 100,000 shares as of the date of the agreement, 100,000 shares when the Company has received $2 million in funding on or about May 15, 1999 and 100,000 shares when the Company has received $4 million in funding on or about August 15, 1999. The 200,000 shares vesting in May and August are subject to ratable reductions to the extent that any of the funding is not attributable to the organization. The term of the warrant will be through March 15, 2004.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)



      On March 22, 1999, the Company provided a 125,000 share stock option agreement to a partnership, with whom the Company entered into a six month consulting agreement. The partnership will provide financial community relations and debt funding services. The options are exercisable at $3.00 per share. The options provide certain registration rights to the holder, and are exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

      On March 24, 1999, the Company received cash proceeds aggregating $200,000 pursuant to eight convertible note payable agreements with various unrelated individuals and entities. Each note is unsecured, bears interest at 10%, and is due the earlier of 90 days from the date of issue or upon the receipt by the Company of certain proceeds from a private offering of its securities. In the event of default, each note and the unpaid interest will be converted by the Company into one share of restricted common stock for each two dollars of principal and interest outstanding. Each note agreement also provides a warrant granting the holder the right to purchase three and one half restricted shares of the Company's common stock for each dollar of principal received by the Company, for an aggregate of 700,000 shares. On April 20, 1999, The Company amended the promissory note agreements to allow the note holders to convert their promissory notes to shares of common stock. Upon issuing the amendment, all note holders converted their promissory notes including accrued interest to common stock resulting in new issuances of common stock totaling 100,831 shares.

      On March 31, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise a total of $8 million and provide financial advisory services. The warrants are exercisable at $3.00 per share, provide certain registration rights, and vest 100,000 shares as of the date of the agreement, 100,000 shares when the Company has received $2 million in funding on or about May 15, 1999 and 100,000 shares when the Company has received $4 million in funding on or about August 31, 1999. The 200,000 shares vesting in May and August are subject to ratable reductions to the extent that any of the funding is not attributable to the organization. The term of the warrant will be through March 22, 2004.

      On April 20, 1999, the Company completed a private placement of 500,000 shares of its $.001 par value common stock for gross proceeds of $1,000,000, $2.00 per share.

      On April 20, 1999, the Company commenced a private placement of 1,600,000 shares of the Company's .001 par value common stock in order to raise capital of up to $8,000,000. The offering period ends July 19, 1999.

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

     In March 1999, the Registrant entered into an agreement with J. Paul Consulting Corporation ("JPC"). As partial consideration for JPC's services under the agreement, the Registrant issued JPC an option to purchase 175,000 shares of the Registrant's common stock, exercisable at $3.00 per share. The option would become exercisable the earlier of January 1, 2000, or when the shares become registered. The exercise period is five (5) years from the date the shares become freely tradeable. The issuance of the option to JPC was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. JPC represented that JPC acquired the option for investment and not with a view to distribution.

     In March 1999, the Registrant entered into an agreement with GJM Trading Partners, Ltd.("GJM"). As partial consideration for GJM's services under the agreement, the Registrant issued GJM an option to purchase 125,000 shares of the Registrant's common stock, exercisable at $3.00 per share. The option would become exercisable the earlier of January 1, 2000, or when the shares become registered. The exercise period is five (5) years from the date the shares become freely tradeable. The issuance of the option to GJM was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. GJM represented that GJM acquired the option for investment and not with a view to distribution.

     In March 1999, the Registrant entered into an agreement with Transition Partners, Limited ("TPL"). As partial consideration for TPL's services under the agreement, the Registrant issued TPL a warrant to purchase up to 300,000 shares of the Registrant's common stock at $4.50 per share, exercisable as follows: 100,000 shares exercisable immediately; an additional 100,000 shares shall become exercisable provided that the Registrant has received $2 million in funding on or before May 5, 1999; and, the remaining 100,000 shares shall become exercisable provided that the Registrant has received an additional $4 million in funding on or before August 15, 1999, subject to ratable reductions to the extent that any of the funding is not attributable to TPL. The warrant expires March 15, 2004. The issuance of the warrant to TPL was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. TPL represented that TPL acquired the option for investment and not with a view to distribution.

     In March 1999, the Registrant entered into an agreement with Grayson
& Associates, Inc. ("G&A"). As partial consideration for G&A's services under the agreement, the Registrant issued G&A a warrant to purchase up to 300,000 shares of the Registrant's common stock at $3.00 per share, provided however, if the average of the closing bid/ask price for Entropin Common Stock for the 20 consecutive trading days prior to March 30, 2000 is less than $3.00 per share, the exercise price for the first 100,000 Shares represented by the Warrant will be adjusted down to reflect a 25% discount from the average of the closing bid/ask price for such period, exercisable as follows: 100,000 shares exercisable immediately; an additional 100,000 shares shall become exercisable provided that the Registrant has received $2 million in funding on or before May 15, 1999; and, the remaining 100,000 shares shall become exercisable provided that the Registrant has received an additional $4 million in funding on or before August 31, 1999, subject to ratable reductions to the extent that any of the funding is not attributable to G&A. The warrant expires March 22, 2004. The issuance of the warrant to G&A was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. G&A represented that G&A acquired the option for investment and not with a view to distribution.

     In March 1999, the Registrant conducted a private offering of its 10% 90-Day Promissory Notes, as amended ("Note"), convertible at the election of the note holders into shares of the Registrant's common stock, $.001 par value per share, at $2.00 per share, to the following:

Name                                    Consideration      No. of Warrants*
----                                    -------------      ----------------

J. Paul Consulting Corp.                     $60,000            210,000

James Toot                                   $30,000            105,000

Claudia McAdam                               $15,000             52,500

GJM Trading Partners, LTD                    $15,000             52,500

Great Expectations Family L.P.               $30,000            105,000

Bateman Dynasty                              $30,000            105,000

Cambridge Holdings, Ltd.                     $15,000             52,500

Underwood Family Partners                     $5,000             17,500
                                              ------             ------
     Total                                  $200,000            700,000
                                            ========            =======
______________________
     * Three and one-half warrants for each $1 of Promissory Note purchased, exercisable over a five year period commencing March 24, 1999 at $3.00 per share.

     The offers and sales set forth above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. Based upon information known to the Registrant, and representations made by each of the purchasers, the Registrant believes that all of the purchasers were accredited investors. No broker/dealers were involved in the sale and no commissions were paid. All of such purchasers represented that they purchased the securities for investment, and all Notes and Warrants issued to the purchasers were impressed with a restrictive legend advising that the Notes and Warrants may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

     In April 1999, the Registrant issued the following shares at $2.00 per share, in exchange for the surrender of its 10% 90-Day Convertible Promissory Notes, as amended ("Notes"), and the unpaid accured interest on such Notes:


                                  Principal Amount of Note
                                  ------------------------
Name                                    plus Interest      No. of Shares
----                                    -------------      -------------

J. Paul Consulting Corp.                     $60,500             30,250

James Toot                                   $30,250             15,125

Claudia McAdam                               $15,124              7,562

GJM Trading Partners, LTD                    $15,124              7,562

Great Expectations Family L.P.               $30,250             15,125

Bateman Dynasty                              $30,250             15,125

Cambridge Holdings, Ltd.                     $15,124              7,562

Underwood Family Partners                     $5,040              2,520
                                              ------              -----

     Total                                  $201,662            100,831
                                            ========            =======

     The offers and sales set forth above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. Based upon information known to the Registrant, and representations made by each of the purchasers, the Registrant believes that all of the purchasers were accredited investors. No broker/dealers were involved in the sale and no commissions were paid. All of such purchasers represented that they purchased the securities for investment, and all Notes and Warrants issued to the purchasers were impressed with a restrictive legend advising that the Notes and Warrants may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

     In April 1999, the Registrant completed a private placement of Common Stock at a price of $2.00 per share as follows:

Name                                    Consideration      No. of Shares
----                                    -------------      -------------

Deloras Decker Hunter, Trustee               $50,000             25,000

W. Douglas Moreland                          $40,000             20,000

L. Michael Underwood                         $15,000              7,500

Gladys F. Decker, Trustee                    $23,000             11,500

Paul C. and Carol A. Rivello                 $14,000              7,000

Max Gould                                    $15,000              7,500

John J. Turk, Jr.                            $10,000              5,000

Myron A. Leon                                $20,000             10,000

Michael J. Kirby                             $10,000              5,000

Kenton Roy Holden IRA                        $10,000              5,000

Inverness Investment Profit Sharing Plan     $15,000              7,500

Bleu Ridge Consultants Profit                $10,000              5,000

Danny Yu Defined Benefit Pension Plan        $18,000              9,000

Gulfstream Financial Partners, LLC           $15,000              7,500

Frank J. Kostro                              $15,000              7,500

Samuel F. Trussell                           $20,000             10,000

David M. Chapman                             $20,000             10,000

Richard F. and Barbara A. Vandresser         $10,000              5,000

Charles C. Bruner                             $6,500              3,250

Anthony B. Petrelli                           $6,500              3,250

Eugene L. Neidiger                            $7,000              3,500

Heather Evans                                 $2,000              1,000

Steve Schulz Defined Benefit Trust           $25,000             12,500

Nancy Nita Macy, Trustee                     $40,000             20,000

William E. Ambrose                           $10,000              5,000

Name                                    Consideration      No. of Shares
----                                    -------------      -------------

C. Richard and Johanna W. Harrison           $10,000              5,000

Business Development Corporation             $10,000              5,000

Nanna B. Schov Custodian for
Davie Mork and Andreas B. Mork                $8,000              4,000

Barry A. Bates                               $15,000              7,500

Thomas A. Forti, DDS                         $25,000             12,500

Brad Rhodes                                  $10,000              5,000

Ronald Glosser                               $20,000             10,000

Brian P. and Cheri Bertelsen                 $10,000              5,000

Jeanette Y. Mihaly                           $10,000              5,000

Benedetto Casale                             $20,000             10,000

Colin David Rickson                          $10,000              5,000

Arthur Kassoff                               $16,000              8,000

Michael O'Hare                               $10,000              5,000

Arianne Nemelka                              $30,000             15,000

Boulder Family Partnership, Ltd.             $50,000             25,000

Heribert Obser                                $5,000              2,500

Carla Johnson                                $10,000              5,000

Patrick N. Kephart                            $5,000              2,500

Dale Duncan                                  $15,000              7,500

Len Rothstein                                $15,000              7,500

Abdallah E. Ghusn                            $12,000              6,000

Leona Connelly                               $10,000              5,000

Albert W. White                              $10,000              5,000

David L. Gertz                               $10,000              5,000

Gregory Pusey                                $10,000              5,000

Jill Pusey, Custodian for Jacqueline Pusey    $5,000              2,500

Name                                    Consideration      No. of Shares
----                                    -------------      -------------

Jill Pusey, Custodian for Christopher Pusey   $5,000              2,500

Cambridge Holdings, Ltd.                     $50,000             25,000

Arthur Marsh Lavenue                         $10,000              5,000

Paul Ernst                                   $30,000             15,000

Sharon M. McDonald                           $30,000             15,000

Douglas L. Ray                                $8,000              4,000

Scott Deitler                                $10,000              5,000

Michael P. Noonan                            $15,000              7,500

Russell L. Davis Profit Sharing Plan         $20,000             10,000

Cardiovascular Associates, PC
FBO L. Lockspeiser, M.D.                     $10,000              5,000

Charles Kirby                                $24,000             12,000
                                             -------             ------
TOTAL                                     $1,000,000            500,000
                                          ==========            =======

     The Company claims the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D adopted thereunder for the transactions described above. All of the purchasers were either known to the Registrant, or were referred to the Registrant by a consultant to the Company. Based upon the Registrant's knowledge of the purchasers and upon written representations made by the purchasers, the Company believes each purchaser was capable of evaluating the merits and risks of an investment in the Company's securities. All certificates were endorsed with a legend restricting the sale or transfer of the securities except in accordance with federal securities laws. No brokers or dealers received compensation in connection with the sale of these shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          There were no reports on Form 8-K filed during the three months ended March 31, 1999.

          (1) Form 8-K, dated May 7, 1999, reporting developments in the Company's business under Item 5 thereof, filed with the Securities and Exchange Commission on May 7, 1999.


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ENTROPIN, INC.


Date: May 17, 1999                 By: /s/ WELLINGTON A. EWEN
                                      ------------------------------
                                      Wellington A. Ewen
                                      Chief Financial Officer