Form 10QSB
period 1999-06-30
ENTROPIN INC
filed 1999-08-11
CIK 837600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended        June 30, 1999
                                         --------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from _____________ to ____________

              Commission file number            33-23693
                                     ----------------------------

                             ENTROPIN, INC.
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         COLORADO                                  84-1090424
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

                   45926 Oasis Street, Indio, CA 92201
-------------------------------------------------------------------------
                (Address of principal executive offices)

                             (760) 775-8333
-------------------------------------------------------------------------
                       (Issuer's telephone number)

                                   N/A
-------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X   No
                               -----    -----

As of August 9, 1999, 6,950,872 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes        No   X
                                                     -----     -----

                            ENTROPIN, INC.



                                 INDEX
                                 -----

PART 1.             FINANCIAL INFORMATION                          PAGE NO.
-------             ---------------------                          --------

Item 1.  Financial Statements:                                         2

Balance Sheet - December 31, 1998 and June 30, 1999 (unaudited)        2

Statement of Operations - For the Three Months Ended June 30,
1998 and 1999 (unaudited)                                              4

Statement of Operations - For the Six Months Ended June 30, 1998
and 1999 and Cumulative Amounts from Inception (August 27, 1984)
Through June 30, 1999 (unaudited)                                      5

Statement of Stockholders' Equity - For the Six Months Ended June
30, 1999 (unaudited)                                                   6

Statement of Cash Flows - For the Six Months Ended June 30, 1998
and 1999 and Cumulative Amounts from Inception (August 27, 1984)
Through June 30, 1999 (unaudited)                                      7

Notes to Unaudited Financial Statements                                9

Item 2.  Management's Discussion and Analysis or Plan of Operations   23


PART II.            OTHER INFORMATION
--------            -----------------

Item 1.  Legal Proceedings                                            26

Item 2.  Changes in Securities                                        26


Item 6.  Exhibits and Reports on Form 8-K                             29

Signatures                                                            30

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                      December 31, 1998 and June 30, 1999
                                  (Unaudited)

                                     ASSETS
                                                         1998         1999
                                                         ----         ----
Current assets:
   Cash and cash equivalents                             $445,333   $2,127,908
   Advances - related party                                     -       59,792
                                                         --------   ----------
     Total current assets                                 445,333    2,187,700

Property and equipment, at cost:
   Leasehold improvements                                  72,187       72,187
   Office furniture and equipment                          15,518       21,150
                                                         --------   ----------

                                                           87,705       93,337

   Less accumulated depreciation                           (5,006)     (13,894)
                                                         --------   ----------

     Net property and equipment                            82,699       79,443

Other assets:
   Deposits                                                12,261       12,261
   Deferred stock offering costs (Notes 4 and 8)                -       30,436
   Patent costs, less accumulated amortization of
     $59,600 (1998) and $70,505 (1999)                    295,316      309,528
                                                         --------   ----------

      Total other assets                                  307,577      352,225
                                                         --------   ----------

                                                         $835,609   $2,619,368
                                                         ========   ==========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                      December 31, 1998 and June 30, 1999
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         1998         1999
                                                         ----         ----

Current liabilities:
   Accounts payable                                      $ 59,141    $ 461,270
   Advances - related party                                11,314           -
                                                         --------    ---------
     Total current liabilities                             70,455      461,270

Deferred royalty agreement (Note 6)                       169,783      176,927

Commitments and contingencies (Note 6)

Series A redeemable preferred stock, $.001  par
  value, 3,210,487 shares authorized, issued and
  outstanding (Note 3)                                  3,210,487    3,210,487

Series B redeemable convertible preferred stock,
  $.001 par value, 400,000 shares authorized,
  245,500 shares issued and outstanding (Note 3)        1,142,750    1,142,750

Stockholders' equity (deficit) (Note 4):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A and B reported above                  -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 6,000,051 (1998) and 6,914,322 (1999)
     shares issued and outstanding                          6,000        6,915
   Additional paid-in capital                           7,474,210   10,190,317
   Deficit accumulated during the development stage    (7,578,802)  (9,996,108)
   Unearned stock compensation (Note 6)                (3,659,274)  (2,573,190)
                                                       -----------  -----------
     Total stockholders' equity (deficit)              (3,757,866)  (2,372,066)
                                                       -----------  -----------

                                                       $  835,609   $2,619,368
                                                       ==========   ==========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

               For the Three Months Ended June 30, 1998 and 1999
                                  (Unaudited)

                                                       1998          1999
                                                       ----          ----

Costs and expenses:
   Research and development (Note 4)                   $ 250,456    $ 376,219
   General and administrative (Note 4)                   344,387      955,536
   Rent - related party                                    3,120        1,200
   Depreciation and amortization                           5,017       10,090
                                                       ---------    ---------

     Operating loss                                     (602,980)  (1,343,045)
                                                       ---------   ----------

Other income (expense):
   Interest income                                         4,292       10,526
   Interest expense                                         (458)      (1,662)
                                                       ---------   ----------

     Total other income (expense)                          3,834        8,864
                                                       ---------   ----------

Net loss (Note 2)                                       (599,146)  (1,334,181)

Accrued dividends applicable to Series
   B preferred stock (Note 3)                                 -       (30,688)
                                                       ---------   ----------

Net loss applicable to common
   shareholders                                        $(599,146) $(1,364,869)
                                                       =========  ===========

Basic and diluted net loss per common share               $ (.10)      $ (.20)
                                                       =========  ===========

Weighted average common shares
   outstanding, basic and diluted (Note 5)             6,000,000    6,713,000
                                                       =========    =========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

           For the Six Months Ended June 30, 1998 and 1999 and for the
            Period from August 27, 1984 (inception) to June 30, 1999
                                   (Unaudited)

                                                                   Cumulative
                                                                 amounts from
                                         1998          1999        inception
                                         ----          ----        ---------

Costs and expenses:
   Research and development (Note 4)     $ 254,228     $ 694,331   $ 5,547,904
   General and administrative (Note 4)     439,759     1,713,651     4,128,481
   Rent - related party                      5,200         1,200        13,514
   Depreciation and amortization             9,517        19,793       101,467
                                         ---------    ----------   -----------

     Operating loss                       (708,704)   (2,428,975)   (9,791,366)
                                         ---------    ----------   -----------

Other income (expense):
   Interest income                           8,801        13,331        38,069
   Interest expense                           (937)       (1,662)     (242,811)
                                         ---------    ----------   -----------

     Total other income (expense)            7,864        11,669      (204,742)
                                         ---------    ----------   -----------

Net loss (Note 2)                         (700,840)   (2,417,306)   (9,996,108)

Accrued dividends applicable to Series
   B preferred stock (Note 3)                   -        (61,376)     (117,636)
                                         ---------   ------------     ---------

Net loss applicable to common
   shareholders                          $(700,840)  $(2,478,682) $(10,113,744)
                                         =========   ===========  ============

Basic and diluted net loss per common
   share                                    $ (.12)       $ (.39)      $ (1.91)
                                         =========   ===========  ============

Weighted average common shares
   outstanding, basic and diluted
(Note 5)                                 5,935,000     6,359,000     5,308,000
                                         =========   ===========  ============

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      For the Six Months Ended June 30, 1999
                                  (Unaudited)

                                                                                       Deficit
                                                                                       accumulated
                                                                          Additional   during the     Unearned
                                                      Common stock         paid-in     development     stock
                                                    Shares       Amount      capital        stage     compensation
                                                    ------       ------     ----------   -----------  ------------

Balance, December 31, 1998                         6,000,051     $ 6,000  $ 7,474,210  $ (7,578,802)$ (3,659,274)

   Unearned stock compensation pursuant to issuance
     of common stock options (Note 4)                      -           -      668,000             -     (668,000)

   Amortization of unearned stock compensation (Note 4)    -           -     (196,500)            -    1,754,084

   Issuance of common stock pursuant to private
     placements (Note 4)                             802,250         803    1,997,014             -            -

   Conversion of promissory notes to common stock
     (Note 4)                                       100,831         101      201,561              -            -

   Shares issued from exercise of options (Note 4)     8,000           8       31,992             -            -

   Shares issued for services (Note 4)                 3,190           3       14,040             -            -

   Net loss for the six months ended June 30, 1999         -           -            -    (2,417,306)           -
                                                   ---------     -------  -----------   -----------  -----------

Balance, June 30, 1999                             6,914,322     $ 6,915  $10,190,317   $(9,996,108) $(2,573,190)
                                                  ==========     =======  ===========   ===========  ===========

                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

           For the Six Months Ended June 30, 1998 and 1999 and for the
            Period from August 27, 1984 (inception) to June 30, 1999
                                   (Unaudited)
                                                                    Cumulative
                                                                  amounts from
                                               1998       1999      inception
                                               ----       ----      ----------
Cash flows from operating activities:
   Net loss                                 $ (700,840)$(2,417,306)$ (9,996,108)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization              9,517      19,793      101,467
      IBC partner royalty agreement              7,144       7,144      176,927
      Services contributed in exchange
        for stock or stock options             146,137   1,571,627    4,019,353
      Services contributed in exchange for
        compensation agreements                      -           -    2,231,678
      Increase (decrease) in advances -
        related party                            5,000     (71,106)     (59,792)
      Increase (decrease) in accounts payable (225,220)    402,129      461,270
      Increase in accrued interest                   -           -      169,139
      Other                                          -       1,662        1,793
                                              --------   ---------    ---------

      Total adjustments                        (57,422)  1,931,249    7,101,835
                                              --------   ---------    ---------

      Net cash used in operations             (758,262)   (486,057)  (2,894,273)

Cash flows from investing activities:
   Purchase of property and equipment           (4,227)     (5,632)    (110,544)
   Patent costs                                (16,910)    (25,117)    (380,033)
   Deposits                                    (12,260)          -      (12,261)
                                             ---------   ---------    ---------

      Net cash used in investing activities    (33,397)    (30,749)    (502,838)

Cash flows from financing activities:
   Proceeds from recapitalization              220,100           -      220,100
   Deferred stock offering costs                10,746     (30,436)     (30,436)
   Proceeds from sale of common stock, net     798,110   1,997,817    3,150,927
   Proceeds from exercise of stock options           -      32,000       32,000
   Proceeds from sale of preferred stock             -           -    1,142,750
   Proceeds from stockholder loans                   -           -      809,678
   Repayments of stockholder advances          (98,873)          -            -
   Proceeds from convertible notes payable           -     200,000      200,000
                                             ---------   ---------    ---------

      Net cash provided by financing
        activities                             930,083   2,199,381    5,525,019
                                             ---------   ---------    ---------

Net increase in cash                           138,424   1,682,575    2,127,908

Cash and cash equivalents at beginning of
  period                                           291     445,333            -
                                             ---------   ---------    ---------

Cash and cash equivalents at end of period   $ 138,715  $2,127,908   $2,127,908
                                             =========  ==========   ==========

                         (Continued on following page)
                            See accompanying notes.

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

           For the Six Months Ended June 30, 1998 and 1999 and for the
            Period from August 27, 1984 (inception) to June 30, 1999
                                   (Unaudited)

                         (Continued from preceding page)

Supplemental disclosure of non-cash investing and financing activities:

   During the six months  ended  June 30,  1999,  the  Company  converted  notes
     payable  agreements  with  outstanding   principal  and  interest  balances
     totaling $201,662 into 100,831 shares of common stock.

   During the six months ended June 30, 1999, the Company issued 3,190 shares of common stock for services totaling $14,043.

                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

1. Organization and summary of significant accounting policies

   Organization:

   Entropin, Inc., a Colorado corporation, was organized in August 1984, as a pharmaceutical research company developing Esterom(R), a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R), as well as fund raising.

   On January 15, 1998, the Company consummated an agreement and plan of merger with Vanden Capital Group, Inc. (Vanden), in which Vanden acquired all of the issued and outstanding common shares of the Company (see Note 4). The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, a reverse acquisition with the Company as the acquirer.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at June 30, 1999 of $9,996,108. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) and market the product.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


1. Organization and summary of significant accounting policies(continued)

   As described in Note 4, the Company has successfully completed a private placement and a recapitalization of the Company. The Company also sold private offerings of 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500 (Note 3), $200,000 of convertible notes payable, and 802,250 shares of common stock for gross proceeds of $2,214,000 (Note 4), which offerings provide liquidity to the Company for current operations. However, the Company estimates it will require additional funding of up to $11,000,000 to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

                                  June 30, 1999


1. Organization and summary of significant accounting policies (continued)

   Esterom(R) is protected by a U.S. Composition Patent granted December 27, 1994 which includes safeguarding the discovery of three new molecules. The Company's patents include the following: Patent #5,763,456 granted June 9, 1998 with the Company as Assignee; Patent #5,663,345 granted September 2,
   1997 with the Company as Assignee;  Patent  #5,559,123  granted September 24,
   1996 with the Company as Assignee; Patent #5,525,613 granted June 11, 1996 with the Company as Assignee; and Patent #5,376,667 granted December 27, 1994 with the Company as Assignee. In addition, Dr. Lowell M. Somers obtained the following initial patents which he subsequently assigned to the Company in September 1992; #4,512,996 granted April 1985; patent #4,469,700 granted September 1984; and Patent #4,556,663 granted December 1985. Although the Company has obtained approval of Patent Application #5,556,663, the Patent has not yet been issued.

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

   Deferred stock offering costs:

   Deferred stock offering costs represent costs incurred to June 30, 1999, in connection with the proposed offering of common stock (see Notes 4 and 8). In the event that such offering is successful, costs incurred as of June 30, 1999, and additional costs incurred subsequent to the date will be charged against the proceeds of the offering; if the offering is not successful, the costs will be charged to operations.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


1. Organization and summary of significant accounting policies (continued)

   Stock-based compensation:

   The Company has adopted Statement of Financial Accounting
   Standards No. 123, Accounting for Stock-Based Compensation.
   Compensation costs for stock options is measured as the excess, if any, of the fair value of the options at date of grant over the exercise price.

2. Income taxes

   The consummation of the stock exchange with Vanden and the issuance of preferred stock in January 1998 (see Note 4), resulted in a change in the Company's tax status from an S corporation to a taxable corporation. The effect of the change is to provide for income tax based upon reported results of operations, and to provide deferred tax assets and liabilities on temporary differences between reported earnings and taxable income.

   At June 30, 1999, the Company has net operating loss carryforwards of approximately $2,230,000 and future tax deductions of $5,560,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss carryforwards expire in 2018 and 2019. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At June 30, 1999, total deferred tax assets and valuation allowance are as follows:

      Deferred tax assets resulting from:
        Net operating loss carryforwards      $ 780,000
        Accrual to cash adjustments             875,000
        Unearned stock compensation           1,070,000
                                              ---------

          Total                               2,725,000

      Less valuation allowance               (2,725,000)
                                             ----------
                                             $        -
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

                                  June 30, 1999


3. Redeemable preferred stock

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

   The Series A preferred stock is subject to mandatory redemption. The funds available for redemption will be equal to more than 20% but less than 50% of annual earnings, as determined annually by the Board of Directors, but not exceeding cash flow from operations and will automatically cancel on January 16, 2005, if not fully redeemed. The Company may voluntarily redeem outstanding shares of preferred stock at $1 per share.

   In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The shares are convertible on a one for one basis into common stock. The dividends will accrue at the rate of $.50 per share per annum and will be paid annually commencing July 15, 1999. At the Company's election, annual dividends may be paid in cash and/or in shares of the Company's common stock valued at $5.00 per share. Dividends are added to net loss in determining net loss per common share. None of the Series B preferred shares have been converted as of June 30, 1999. All unconverted shares will be redeemed on or before July 15, 2003.

4. Stockholders' equity

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

                                  June 30, 1999


4. Stockholders' equity (continued)

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

   Private placements:

   In January 1998, the Company completed a private placement of 300,000 shares of its $.001 par value common stock for gross proceeds of $825,000, $2.75 per share.

   In April 1999, the Company completed a private placement of 497,500 shares of its $.001 par value common stock for gross proceeds of $995,000, $2.00 per share.

   In June 1999, the Company sold 304,750 shares of common stock for gross proceeds of $1,219,000 ($4.00 per share) in a private placement.

   Proposed public offering and private placement:

   In June 1999, the Company entered into a letter of intent with an underwriter to conduct a public offering of shares of common stock with gross proceeds of approximately $7,500,000 to $9,000,000. The per share price will be determined by mutual agreement between the Company and underwriter. On July 1, 1999, the underwriter commenced a private placement of 500,000 shares (at $4.00 per share) of the Company's $.001 par value common stock in order to raise additional capital of up to $2,000,000.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


4. Stockholders' equity (continued)

   Other issuances of common stock:

   On March 24, 1999, the Company received cash proceeds aggregating $200,000 pursuant to eight 10% convertible note payable agreements with various unrelated individuals and entities. Each note was unsecured, and due the earlier of 90 days from the date of issue or upon the receipt by the Company of certain proceeds from a private offering of its securities. Each note agreement also provided a warrant granting the holder the right to purchase three and one half restricted shares of the Company's common stock for each dollar of principal received by the Company, for an aggregate of 700,000 shares. The warrants have certain registration rights, an exercise price of $3.00 per share and are exercisable for five years from the date the shares become freely tradable. To the extent that the shares underlying the warrants are not registered within two years of grant date, the holders have the right to exercise the warrants on a cashless basis for a period of five years. On April 20, 1999, The Company amended its 10% convertible promissory note agreements to allow the note holders to convert their promissory notes to shares of common stock at $2.00 per share. Upon issuing the amendment, all note holders converted their promissory notes, including accrued interest, to common stock resulting in new issuances of common stock totaling 100,831 shares. None of the proceeds received upon issuance of the notes payable were allocated to the warrants. The net effect of allocating proceeds to the warrants would be an increase and corresponding equal decrease in additional paid-in capital.

   On June 30, 1999, the Company issued 3,190 shares of common stock to a professional corporation for services totaling $14,043 ($4.40 per share).

   Stock options and warrants:

   On August 4, 1998, the Company granted to each director options to purchase up to 60,000 shares of the Company's common stock (300,000 shares in the aggregate), exercisable for ten years at $3.00 per share. Options to purchase 20,000 shares each were fully vested February 1999, and the remaining 40,000 vest on a pro rata basis monthly through February 2001. Should any of the directors cease to serve on the board of directors, all non-vested options shall be forfeited. During June 1999, options to purchase 35,000 shares were canceled.

   On September 11, 1998, the board of directors approved a compensation plan for three officers and directors, to serve on a management team, which included stock options aggregating 295,000 shares, exercisable for five years at $4.00 per share. Options to purchase 125,000 shares were fully vested in December 1998 and January 1999, and the remaining 170,000 vested on a pro rata basis monthly through June 30, 1999.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


4. Stockholders' equity (continued)

   In October 1998, the Company provided a 100,000 share stock option agreement to an organization, with whom the Company entered into a one year consulting agreement. The consultant provides investor relations and development services, and receives compensation of $5,000 per month. The options are exercisable at $4.00 per share and vest 50,000 shares as of the date of the agreement, 25,000 shares on March 31, 1999 and 25,000 shares on June 30, 1999. During May 1999, the organization exercised options for 8,000 shares of common stock. On July 17, 1999, the Company also agreed to provide the organization with an additional cash payment of $10,000, a warrant to purchase up to an additional 23,500 shares of the Company's common stock, as well as a finder's fee for all funds received by the Company related to fund raising activities attributable to the organization. The warrant is exercisable for five years at $4.00 per share.

   On December 15, 1998, the board of directors approved a resolution whereby the Company granted to a company and an individual two stock options to purchase up to 17,500 shares of the Company's common stock (35,000 shares in the aggregate) in exchange for services the Company received during 1998. The options are exercisable at $4.00 per share for a period of five years and are fully vested as of the date of the resolution.

   On March 11, 1999, the Company provided a 175,000 share stock option agreement to an organization with whom the Company entered a one year consulting agreement. The Company may terminate the agreement after six months. The organization will provide investment community relations services, and will receive compensation of $3,000 per month. The option is exercisable at $3.00 per share. The option provides certain registration rights to the holder, and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

   On March 15, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services, and will receive a retainer of $7,000 per month. The warrants were exercisable at $4.50 per share. On July 26, 1999, the Company terminated this consulting agreement. As final settlement of this agreement, the organization will receive $64,084 for fees and expenses earned in conjunction with fund raising and a warrant to purchase 50,000 shares of the Company's common stock, exercisable for five years at $4.00 per share. The previous warrants to purchase 300,000 shares of the Company's common stock were canceled.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


4. Stockholders' equity (continued)

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

   On March 31, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants are exercisable at $3.00 per share, provide certain registration rights, and vest 100,000 shares as of the date of the agreement, 100,000 shares when the Company has received $2 million in funding on or about May 15, 1999 and 100,000 shares when the Company has received $4 million in funding on or about August 31, 1999. The 200,000 shares vesting in May and August are subject to ratable reductions to the extent that any of the funding is not attributable to the organization. The term of the warrant will be through March 22, 2004. As of June 30, 1999, the Company has not received any funding attributable to the organization and disputes any obligation under the stock warrant agreement.

   In June 1999, the Company provided a 60,000 share stock option agreement to an individual providing intellectual property assistance and advice related to the Company's technology and products. The options are exercisable at $5.00 per share for five years. Options to purchase 20,000 shares vest on May 1, 2000, with the remaining shares vesting monthly through May 1, 2002.

   In June 1999, the Company provided a 20,000 share stock option agreement to an officer in exchange for services rendered to the Company. The options are exercisable at $4.00 per share for five years. The options vest ratably over a 12 month period from date of grant.

   In June 1999, the Company provided a 60,000 share stock option agreement to an organization providing financial consulting services. The options are exercisable at $3.00 per share and vest 25,400 shares as of June 30, 1999, with the remaining shares vesting on a pro rata basis monthly through February 1, 2001. The term of the option is through February 1, 2008.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


4. Stockholders' equity (continued)

   The following is a summary of stock option and warrant activity:

                                     Option/      Weighted
                                     warrant      average
                                    price per    exercised     Number
                                      share        price      of shares
   Balance December 31, 1998      $1.50 to $4.00   $2.79      1,360,001
   Granted                        $3.00 to $5.00   $3.34      1,741,000
   Cancelations                       $3.00        $3.00        (35,000)
   Exercised                          $4.00        $4.00         (8,000)
                                  --------------   -----      ---------

   Balance June 30, 1999          $1.50 to $5.00   $3.10      3,058,001
                                                              =========


   The following is additional information with respect to those options and warrants outstanding at June 30, 1999 (including options to purchase 300,000 shares of common stock at $4.50 per share which were canceled subsequent to June 30, 1999 and options to purchase 300,000 shares at $3.00 per share which are disputed by the Company):

                                    Weighted
                                     average
                                    remaining
                                   contractual                 Number
   Option/warrant price per share  life in years              of shares
   ------------------------------  -------------              ---------
                $1.50                  5.9                       450,000
                $2.80                  3.5                       180,001
                $3.00                  5.5                     1,625,000
                $4.00                  4.4                       443,000
                $4.50                  4.8                       300,000
                $5.00                  4.8                        60,000
                                                              ----------

                                                               3,058,001
                                                              ==========

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


4. Stockholders' equity (continued)

   Unearned stock compensation:

   At June 30, 1999, the Company had outstanding an aggregate of 3,058,001 options and warrants of which 2,178,000 were at purchase prices lower than fair value of the stock at date of grant, including the stock options and warrants disclosed above and the 450,000 granted to the Western Center for Clinical Studies, Inc. (see Note 6). The excess of the fair value of the options and warrants, using the Black-Scholes option pricing model, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                     Three months ended       Six months ended
                                           June 30,                June 30,
                                     1998         1999        1998        1999
                                     ----         ----        ----        ----
   Research and development       $ 88,637    $ 177,306    $ 88,637    $ 353,193
   General and administrative       57,500      632,513      57,500    1,204,391
                                  --------    ---------    --------    ---------

                                  $146,137    $ 809,819    $146,137   $1,557,584
                                  ========    =========    ========   ==========


5. Basic  and diluted net loss per share

   Basic net loss per share is based on the weighted average number o shares outstanding during the periods. Shares issued for nominal consideration are considered outstanding since inception. Diluted loss per share excludes dilution from common stock equivalents, as exercise of the outstanding stock options and warrants would have an anti-dilutive effect. The 10% cumulative dividends on Series B preferred stock have been accrued and added to net loss for the purpose of determining net loss and net loss per share applicable to common shareholders.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


6. Commitments and contingencies

   Compensation agreements:

   In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the limited partnership. The I.B.C. Limited Partnership participated in the early development of Estrom(R) (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partners technological access fee and royalty payments. The partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of June 30, 1999, no liabilities have been accrued with respect to this agreement.

   In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of June 30, 1999, the total liability accrued with respect to this agreement totaled $176,927. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

   Development and Supply Agreements:

   On January 1, 1997, the Company entered into 10 year Development and Supply Agreements with Mallinckrodt, Inc. to develop all of the chemistry, manufacturing and controls to comply with the drug master file of the Food and Drug Administration as well as supply the bulk active product for marketing. In exchange for these services, Mallinckrodt received exclusive rights as a supplier of the bulk active product to the Company in North America. For the first year ended December 31, 1997, the contract price of the ingredient was fixed based on the number of liters ordered by the Company. Subsequent to December 31, 1997, the cost per liter has been adjusted based on changes in the price of the components in the bulk active product.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


6. Commitments and contingencies (continued)

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

   Management agreement:

   During April 1998, the Company entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), a company experienced in managing pharmaceutical development, including providing assistance in taking pharmaceutical products to the FDA and through the clinical trials and New Drug Application(NDA) approval. The agreement was subsequently amended on July 21, 1999. The Company is required to pay management fees of $880,400 over the period from April 26, 1998 through January 5, 2001 and $76,400 per quarter commencing January 2001 and continuing until NDA submission. The Company also has granted stock options to WCCS to purchase 450,000 shares of Entropin common stock. The options have a term of seven years from the grant date and an exercise price of $1.50. The shares underlying the options are also provided with certain registration rights. The options are exercisable in varying amounts on dates ranging from August 1998 to the earlier of NDA approval or contract termination.

   The difference between the fair value of the options at date of grant and the exercise price, totaling approximately $1,950,000 using the Black-Scholes option - pricing model, has been recorded as additional paid-in capital and unearned stock compensation. The unearned stock compensation is being amortized to expense on a straight-line basis over the initial 33 month term of the agreement.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1999


7. Financial instruments

   The carrying values of cash and cash equivalents, advances-related party and accounts payable approximated fair value due to the short-term maturities of these instruments.

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

8. Subsequent events

   On July 21, 1999, the Company entered into an agreement with an organization which provides new business development and licensing assistance by identifying and contacting prospective pharmaceutical partners. The term of the agreement is six months with an option to renew for an additional six months. The agreement provides for fees aggregating approximately $40,000 for the initial six month term, as well as a success fee for each agreement consummated as a result of the project.

   On July 26, 1999, the Company authorized the issuance of 24,550 shares of $.001 par value common stock as payment of accrued dividends on the Series B Preferred stock.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)


Item 2. Management's discussion and analysis or plan of operation

     Plan of Operation: Entropin, Inc. is a development stage pharmaceutical company and has not generated any revenues from operations for the period from August 27, 1984 (inception) through June 30, 1999. Entropin has devoted substantially all its resources to acquisition of patents, research and development of the medicine, and expenses related to the startup of its business.

     Entropin has been unprofitable since inception and expects to incur substantial additional operating losses for the next twelve months, as well as for the next few years, as it increases expenditures on research and development and begins to allocate significant and increasing resources to clinical testing, marketing and other activities. As described below, in January 1998, the Company successfully completed a private placement of both common and Series A preferred stock and a reverse acquisition accounted for as a recapitalization of the Company. In July 1998, the Company conducted an additional private placement of $1,227,500 in convertible Series B preferred stock. In March 1999, the Company received cash proceeds aggregating $200,000 pursuant to notes payable, which were subsequently converted to common stock at $2.00 per share. During the three months ended June 30, 1999, the Company received gross cash proceeds aggregating $2,214,000 related to two private placements. These events have provided liquidity for the Company for current operations. The Company is currently pursuing additional interim funding and/or a strategic partner to provide total additional funding of up to $11,000,000 to successfully complete the FDA approval process.

     During 1998, Entropin entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), a California corporation experienced in managing pharmaceutical development. WCCS will assist Entropin in obtaining FDA approval for its product Esterom(R), implementing a business plan and providing experienced personnel to bring Esterom(R) to commercialization. Entropin is required to pay management fees of approximately $880,400 through January 5, 2001 and $76,400 per quarter beginning January 2001 and continuing until NDA submission. Entropin also provided stock options to purchase 450,000 shares of Entropin common stock over the period of the agreement at an exercise price of $1.50 per share.

     Results of Operations:

     During the six months ended June 30, 1999, Entropin incurred a net loss of $2,417,306 (including significant non-cash research and development and general and administrative expenses of $1,571,627 relating to issuance of securities for services) as compared to $700,840 for the six months ended June 30, 1998. The increase resulted primarily from an increase of $1,273,892 in general and administrative expenses and an increase of $440,103 in research and development expenses. Both increases resulted primarily from the amortization of unearned stock compensation expense recorded in conjunction with the issuance of stock options pursuant to various consulting and management agreements.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)


      During the three months ended June 30, 1999, Entropin incurred a net loss of $1,334,181 as compared to $599,146 for the three months ended June 30, 1998. The increase resulted primarily from an increase of $611,149 in general and administrative expenses and an increase of $125,763 in research and development expenses. Both increases resulted from non-cash compensation expense of $809,819 recorded in conjunction with stock options.

      Entropin's activities to date are not as broad in depth or scope as the activities it must undertake in the future, and Entropin's historical operations and financial information are not indicative of Entropin's future operating results or financial condition or its ability to operate profitably as a commercial enterprise when and if it succeeds in bringing any product to market.

      Capital Resources and Liquidity:

      In the years since inception, Entropin has financed its operations primarily through the sale of shares of Entropin common and preferred stock, and loans and advances from shareholders. On January 15, 1998, Entropin completed a private placement of 30 units (10,000 shares of its $.001 par value common stock per unit) at $27,500 per unit, or $2.75 per share, which resulted in gross proceeds of $825,000. Concurrent with the private placement, Entropin completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of Entropin for 5,220,000 shares of Vanden's $.001 par value common stock. Entropin was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Entropin based upon historical cost (a reverse acquisition), with Entropin as the acquirer. Pursuant to the agreement, Vanden provided cash of $220,000.

      On January 15, 1998, Entropin issued 3,210,487 shares of Series A redeemable non-voting, noncumulative 8% preferred stock in exchange for an aggregate $3,210,487 of notes payable to shareholders and accrued interest and various other liabilities of the Company.

      In July 1998, Entropin completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for gross proceeds of $1,227,500. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends will accrue at the rate of $.50 per share per annum and will be paid annually in arrears commencing July 15, 1998. At Entropin's election, annual dividends may be paid in cash and/or in shares of Entropin's common stock valued at $5.00 per share. On July 26, 1999, Entropin issued 24,550 shares of common stock as payment of the accrued dividends on the Series B preferred stock.

      During the period from March 1999 through June 1999, Entropin entered into four consulting agreements with organizations engaged to raise capital and provide financial advisory services. The terms of the agreements range from six months to one year and provide for retainers aggregating $10,000 per month. Entropin provided common stock option and warrant agreements aggregating 960,000 shares exercisable at $3.00 to $4.50 per share.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)


      On March 24, 1999, Entropin received cash proceeds aggregating $200,000 pursuant to eight convertible note payable agreements with various unrelated individuals and entities. Each note provided a warrant granting the holder the right to purchase three and one half restricted shares of Entropin's common stock for each dollar of principal received by Entropin, for an aggregate of 700,000 shares. On April 20, 1999, Entropin amended the promissory note agreements to allow the note holders to convert their promissory notes to shares of common stock. Upon issuing the amendment, all note holders converted their promissory notes including accrued interest to common stock resulting in new issuances of common stock totaling 100,831 shares.

      On April 20, 1999, Entropin completed a private placement of 497,500 shares of its $.001 par value common stock for gross proceeds of $995,000, $2.00 per share.

      As of June 30, 1999, Entropin sold 304,750 shares of stock in a private placement for gross proceeds of $1,219,000, $4.00 per share.

      In June 1999, Entropin entered into a letter of intent with an underwriter to conduct a public offering of shares of common stock with gross proceeds of approximately $7,500,000 to $9,000,000. The per share price will be determined by mutual agreement between the Company and underwriter. On July 1, 1999, the underwriter commenced a private placement of 500,000 shares (at $4.00 per share) of Entropin's $.001 par value common stock in order to raise additional capital of up to $2,000,000.

      On July 21, 1999, the Company entered into an agreement with an organization which provides new business development and licensing assistance by identifying and contacting prospective pharmaceutical partners. The term of the agreement is six months with an option to renew for an additional six months. The agreement provides for fees aggregating approximately $40,000 for the initial six month term, as well as a success fee for each agreement consummated as a result of the project.

                                 PART II

                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2.   CHANGES IN SECURITIES.

     (c) During the period covered by this report, the Registrant issued its common stock, $.001 par value per share ("Common Stock") to the persons set forth below for the cash consideration indicated in transactions that were not registered under the 1933 Act.

     In May 1999, a consultant to the Registrant exercised options for an aggregate of 8,000 shares of the Registrant's common stock at $4.00 per share. The Registrant claims the exemption from registration provided by
Section 4(2) of the 1933 Act. The certificate issued to the consultant was impressed with a restrictive legend advising that the shares represented by certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No brokers or dealers received compensation in connection with the sale of these shares.

     In June 1999, the Registrant completed a private placement of Common Stock at a price of $4.00 per share as follows:


Name                                             Consideration   No. of Shares
----                                             -------------   -------------

Torben Maersk                                         $10,000         2,500

James M. Love                                          50,000        12,500

Al-Houda Hotels & Tourism                             150,000        37,500

Concorde Bank Limited                                  50,000        12,500

Bobzin Dieter                                          40,000        10,000

Carlos Goncalves                                       50,000        12,500

Tectron-Industria de Productos Electronicos, LDA      100,000        25,000

Jean Paul Desbrueres                                   30,000         7,500

Wilhelm Giersten                                       20,000         5,000

Name                                             Consideration   No. of Shares
----                                             -------------   -------------

Dany Noujeim                                           $2,000           500

Goran Gustafson                                        10,000         2,500

Lars Kellman                                           10,000         2,500

Gert Kristensson                                       20,000         5,000

Sune Persson                                           20,000         5,000

Johanna Brassert                                       25,000         6,250

Asuno, Inc.                                           300,000        75,000

Henri Jacob                                            26,000         6,500

Sylvie Lapidouse                                       40,000        10,000

Ernst Schneider                                        50,000        12,500

Kurt Marty                                             25,000         6,250

Helaba Schweiz                                         45,000        11,250

Jean-Pierre Delaloye                                   24,000         6,000

Coutts Bank LTD                                        24,000         6,000

Etoile Limited                                         24,000         6,000

Fondation Brigar                                       24,000         6,000

Galba Anstalt                                          50,000        12,500
                                                       ------        ------

TOTAL                                              $1,219,000       304,750
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

     In June 1999, the Registrant granted options to acquire 20,000 shares of the Registrant's common stock to Wellington Ewen, the Registrant's Chief Financial Officer, at an exercise price of $4.00 per share for five years. The options shall vest ratably over a 12 month period from date of grant. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

     In June 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to Wendy Rieder, a consultant of the Registrant, at an exercise price of $5.00 per share for five years and vest 20,000 shares as of May 1, 2000, with the remaining shares vesting on a pro rata basis monthly through May 1, 2002. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

     In June 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to LMU & Company, a consultant of the Registrant. The options are exercisable at $3.00 per share for nine years and vest 25,400 shares as of June 30, 1999, with the remaining shares vesting on a pro rata basis monthly through February 1, 2002. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

     In July 1999, the Registrant issued an aggregate of 24,550 shares of its common stock to the holders of the Registrant's Series B Preferred Stock as a dividend, valued at $5.00 per share. The issuance of the dividend shares was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No brokers or dealers received compensation in connection with the sale of these shares. Each holder of the Registrant's Series B Preferred Stock represented that he received the shares for investment and not with a view to distribution. All certificates were endorsed with a legend restricting the sale or transfer of the securities except in accordance with federal securities laws. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

     In July 1999, the Registrant granted Transition Partners, Limited ("TPL"),a warrant to acquire 50,000 shares of the Registrant's common stock at $4.00 per share for five years, in exchange for the return to the Registrant of warrants to purchase up to 300,000 shares of the Registrant's common stock previously granted by the Registrant in March, 1999. The issuance of the warrant to TPL was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act.

No broker/dealers were involved in the sale and no commissions were paid. TPL represented that TPL acquired the option for investment and not with a view to distribution.

     In July 1999, a consultant to the Registrant exercised options for an aggregate of 12,000 shares of the Registrant's common stock at $4.00 per share. The Registrant claims the exemption from registration provided by
Section 4(2) of the 1933 Act. The certificate issued to the consultant was impressed with a restrictive legend advising that the shares represented by certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No brokers or dealers received compensation in connection with the sale of these shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          (1) Form 8-K, dated May 7, 1999, reporting developments in the Company's business under Item 5 thereof, filed with the Securities and Exchange Commission on May 7, 1999.

          (2) Form 8-K, dated June 21, 1999, reporting developments in the Company's business under Item 5 thereof, filed with the Securities and Exchange Commission on June 21, 1999.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENTROPIN, INC.


Date: August 11, 1999              By: /s/ Higgins D. Bailey
                                      -------------------------------
                                      Higgins D. Bailey
                                      Chairman of the Board

Date: August 11, 1999              By: /s/ Donald Hunter
                                      -------------------------------
                                      Donald Hunter
                                      Chief Executive Officer & Treasurer

Date: August 11, 1999              By: /s/ Wellington A. Ewen
                                      -------------------------------
                                      Wellington A. Ewen
                                      Chief Financial Officer