Form 10QSB
period 1999-09-30
ENTROPIN INC
filed 1999-11-15
CIK 837600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended    September 30, 1999
                                       --------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _____________ to ____________

            Commission file number         33-23693
                                   -------------------------

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

As of November 12, 1999, 7,372,547 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes      No   X
                                                    -----    -----

                             ENTROPIN, INC.



                                  INDEX
                                  -----

PART 1.             FINANCIAL INFORMATION                        PAGE NO.
-------             ---------------------                        --------

Item 1.  Financial Statements:

Balance Sheet - December 31, 1998 and September 30, 1999
(unaudited)                                                           2

Statement of Operations - For the Three Months Ended
September 30, 1998 and 1999 (unaudited)                               4

Statement of Operations - For the Nine Months Ended
September 30, 1998 and 1999 and Cumulative Amounts from
Inception (August 27, 1984) Through September 30, 1999
(unaudited)                                                           5

Statement of Stockholders' Equity - For the Nine Months Ended
September 30, 1999 (unaudited)                                        6

Statement of Cash Flows - For the Nine Months Ended
September 30, 1998 and 1999 and Cumulative Amounts from
Inception (August 27, 1984) Through September 30, 1999
(unaudited)                                                           7

Notes to Unaudited Financial Statements                               9

Item 2.  Management's Discussion and Analysis or Plan of Operations  23


PART II.            OTHER INFORMATION
--------            -----------------

Item 1.  Legal Proceedings                                           26

Item 2.  Changes in Securities                                       26

Item 6.  Exhibits and Reports on Form 8-K                            30

Signatures                                                           30

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                    December 31, 1998 and September 30, 1999
                                  (Unaudited)

                                     ASSETS

                                                           1998        1999
                                                           ----        ----
Current assets:
   Cash and cash equivalents                             $445,333   $2,938,057
   Advances - related party                                     -       22,613
                                                         --------   ----------
     Total current assets                                 445,333    2,960,670

Property and equipment, at cost:
   Leasehold improvements                                  72,187       72,187
   Office furniture and equipment                          15,518       23,855
                                                         ---------   ---------

                                                           87,705       96,042

   Less accumulated depreciation                           (5,006)     (21,441)
                                                         --------    ---------

     Net property and equipment                            82,699       74,601

Other assets:
   Deposits                                                12,261       12,261
   Deferred stock offering costs (Note 4)                       -       42,175
   Patent costs, less accumulated amortization of
     $59,600 (1998) and $76,180 (1999)                    295,316      315,171
                                                         --------    ---------

      Total other assets                                  307,577      369,607
                                                         --------    ---------

                                                         $835,609   $3,404,878
                                                         ========   ==========

                             See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET

                    December 31, 1998 and September 30, 1999
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           1998         1999
                                                           ----         ----
Current liabilities:
   Accounts payable                                     $  59,141   $  222,228
   Advances - related party                                11,314       43,784
                                                        ---------   ----------
     Total current liabilities                             70,455      266,012

Deferred royalty agreement (Note 6)                       169,783      180,499

Commitments and contingencies (Note 6)

Series A redeemable preferred stock, $.001 par value,
  3,210,487 shares authorized, issued and outstanding
  (Note 3)                                              3,210,487    3,210,487

Series B redeemable convertible preferred stock, $.001
  par value, 400,000 shares authorized, 245,500 (1998)
  and 230,500 (1999) shares issued and outstanding
  (Note 3)                                              1,142,750    1,083,250

Stockholders' equity (deficit) (Note 4):
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized, Series A and B reported above                   -            -
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 6,000,051 (1998) and 7,372,547 (1999)
    shares issued and outstanding                           6,000        7,373
  Additional paid-in capital                            7,474,210   12,340,522
  Deficit accumulated during the development stage     (7,578,802) (11,269,851)
  Unearned stock compensation (Note 6)                 (3,659,274)  (2,413,414)
                                                       ----------  -----------
     Total stockholders' equity (deficit)              (3,757,866)  (1,335,370)
                                                       ----------   ----------

                                                       $  835,609  $ 3,404,878
                                                       ==========  ===========

                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

             For the Three Months Ended September 30, 1998 and 1999
                                  (Unaudited)

                                                         1998          1999
                                                         ----          ----

Costs and expenses:
   Research and development (Note 4)                   $ 393,645  $   392,464
   General and administrative (Note 4)                   392,804      765,774
   Rent - related party                                    3,120        2,400
   Depreciation and amortization                           5,187       13,223
                                                       ---------  -----------

     Operating loss                                     (794,756)  (1,173,861)
                                                       ---------  -----------

Other income (expense):
   Interest income                                         8,962       22,868
   Interest expense                                         (514)          -
                                                       ---------  -----------

     Total other income (expense)                          8,448       22,868
                                                       ---------  -----------

Net loss (Note 2)                                       (786,308)  (1,150,993)

Accrued dividends applicable to Series
   B preferred stock (Note 3)                            (25,573)     (28,813)
                                                       ---------  -----------

Net loss applicable to common
   shareholders                                        $(811,881) $(1,179,806)
                                                       =========  ===========

Basic and diluted net loss per common share               $ (.14)      $ (.17)
                                                       =========  ===========
Weighted average common shares
   outstanding, basic and diluted (Note 5)             6,000,000    7,126,000
                                                       =========  ===========

                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 1998 and 1999
   and for the Period from August 27, 1984 (inception) to September 30, 1999
                                  (Unaudited)

                                                                   Cumulative
                                                                 amounts from
                                         1998          1999        inception
                                         ----          ----      ------------

Costs and expenses:
   Research and development (Note 4)    $  647,873    $1,086,795  $  5,940,368
   General and administrative (Note 4)     832,563     2,479,425     4,894,255
   Rent - related party                      8,320         3,600        15,914
   Depreciation and amortization            14,704        33,016       114,690
                                        ----------    ----------  -----------

     Operating loss                     (1,503,460)   (3,602,836)  (10,965,227)
                                        ----------    ----------  ------------

Other income (expense):
   Interest income                          17,763        36,199        60,937
   Interest expense                         (1,451)       (1,662)     (242,811)
                                        ----------    ----------  ------------

     Total other income (expense)           16,312        34,537      (181,874)
                                        ----------    ----------  ------------

Net loss (Note 2)                       (1,487,148)   (3,568,299)  (11,147,101)

Accrued dividends applicable to Series
   B preferred stock (Note 3)              (25,573)      (90,189)     (146,449)
                                       -----------    ----------  ------------

Net loss applicable to common
   shareholders                        $(1,512,721)  $(3,658,488) $(11,293,550)
                                       ===========   ===========  ============

Basic and diluted net loss per common
   share                               $      (.25)  $      (.55) $      (2.12)
                                       ===========   ===========  ============

Weighted average common shares
   outstanding, basic and diluted
   (Note 5                               5,957,000     6,617,000     5,338,000
                                       ===========   ===========  ============

                            See accompanying notes.

                                ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Nine Months Ended September 30, 1999
                                  (Unaudited)
                                                                                               Deficit
                                                                                             accumulated
                                                                                 Additional   during the    Unearned
                                                            Common stock          paid-in    development     stock
                                                          Shares      Amount      capital       stage     compensation
                                                          ------      ------     ----------  -----------  ------------

Balance, December 31, 1998                               6,000,051    $6,000    $ 7,474,210  $ 7,578,802) $(3,659,274)

   Unearned stock compensation pursuant to issuance
     of common stock options (Note 4)                            -         -      1,218,000            -   (1,218,000)

   Amortization of unearned stock compensation (Note 4)          -         -       (196,500)           -    2,463,860

   Issuance of common stock pursuant to private
     placements (Note 4)                                 1,208,700     1,209      3,366,121            -            -

   Conversion of promissory notes to common stock
     (Note 4)                                              100,831       101        201,561            -            -

   Shares issued from exercise of options (Note 4)          20,000        20         79,980            -            -

   Shares issued for services (Note 4)                       3,415         3         14,940            -            -

   Conversion of Series B preferred stock to common
     stock (Note 3)                                         15,000        15         74,985            -            -

   Shares issued for Series B preferred stock dividend
     (Note 3                                                24,550        25        122,725     (122,750)           -

   Accretion to mandatory redemption amount for Series
     B preferred stock (Note 3)                                  -         -        (15,500)           -            -

   Net loss for the nine months ended September 30, 1999         -         -              -   (3,568,299)           -
                                                         ---------    ------    ----------- ------------  -----------

Balance, September 30, 1999                              7,372,547    $7,373    $12,340,522 $(11,269,851) $(2,413,414)
                                                         =========    ======    =========== ============  ===========


                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

             For the Nine Months Ended September 30, 1998 and 1999
   and for the Period from August 27, 1984 (inception) to September 30, 1999
                                  (Unaudited)


                                                                    Cumulative
                                                                   amounts from
                                              1998        1999      inception
                                              ----        ----     ------------
Cash flows from operating activities:
   Net loss                               $(1,487,148 $(3,568,299) $(11,147,101)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization            14,704      33,016       114,690
      IBC partner royalty agreement            10,715      10,716       180,499
      Services contributed in exchange
        for stock or stock options            429,546   2,282,303     4,730,029
      Services contributed in exchange for
        compensation agreements                     -           -     2,231,678
      Increase (decrease) in advances -
        related party                           5,000       9,857        21,171
      Increase (decrease) in accounts
        payable                              (291,258)    163,087       222,228
      Increase in accrued interest                  -           -       169,139
      Other                                         -       1,661         1,792
                                          -----------   ---------  ------------

      Total adjustments                       168,707   2,500,640     7,671,226
                                          -----------  ----------  ------------

      Net cash used in operations          (1,318,441) (1,067,659)   (3,475,875)

Cash flows from investing activities:
   Purchase of property and equipment          (4,227)     (8,337)     (113,249)
   Patent costs                               (30,449)    (36,435)     (391,351)
   Deposits                                   (12,260)          -       (12,261)
                                          -----------  ----------  ------------

      Net cash used in investing
          activities                          (46,936)    (44,772)     (516,861)

Cash flows from financing activities:
   Proceeds from recapitalization             220,100           -       220,100
   Deferred stock offering costs               10,746     (42,175)      (42,175)
   Proceeds from sale of common stock, net    798,110   3,367,330     4,520,440
   Proceeds from exercise of stock options          -      80,000        80,000
   Proceeds from sale of preferred stock    1,142,750           -     1,142,750
   Proceeds from stockholder loans                  -           -       809,678
   Repayments of stockholder advances         (98,873)          -             -
   Proceeds from convertible notes payable          -     200,000       200,000
                                          -----------  ----------  ------------

      Net cash provided by financing
          activities                        2,072,833   3,605,155     6,930,793
                                          -----------  ----------  ------------

Net increase in cash                          707,456   2,492,724     2,938,057

Cash and cash equivalents at beginning of
     period                                       291     445,333             -
                                          -----------  ----------  ------------

Cash and cash equivalents at end of
     period                               $   707,747  $2,938,057  $  2,938,057
                                          ===========  ==========  ============

                         (Continued on following page)
                            See accompanying notes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

              For the Nine Months Ended September 30, 1998 and 1999
    and for the Period from August 27, 1984 (inception) to September 30, 1999
                                   (Unaudited)

                         (Continued from preceding page)

Supplemental disclosure of non-cash investing and financing activities:

   During the nine months ended September 30, 1999, the Company converted notes payable agreements with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

   During the nine months ended September 30, 1999, the Company issued 3,415 shares of common stock for services totaling $14,943.

   In July 1999, the Company issued 24,550 shares of common stock valued at $5.00 per share as payment of accrued dividends on Series B preferred stock.




                             See accompanying notes.
                                        8

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

1. Organization and summary of significant accounting policies

   Organization:

   Entropin, Inc., was organized as a California corporation in August 1984, to be a pharmaceutical research company developing Esterom(R) solution, a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R) solution, as well as fund raising.

   On January 15, 1998, the Company consummated an agreement and plan of merger with Vanden Capital Group, Inc. a Colorado corporation, (Vanden), in which Vanden acquired all of the issued and outstanding common shares of the Company (see Note 4). The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, and a reverse acquisition with the Company as the acquirer.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at September 30, 1999 of $11,269,851. The Company's continued existence is dependent on its ability to obtain the additional funding necessary to complete the FDA approval process for Esterom(R) solution and market the product.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 September 30, 1999




1. Organization and summary of significant accounting policies (continued)

   As described in Note 4, the Company has successfully completed a private placement and a recapitalization of the Company. The Company also sold private offerings of 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500 (Note 3), $200,000 of convertible notes payable, and 1,208,700 shares of common stock for gross proceeds of $3,839,800 (Note 4), which offerings provide liquidity to the Company for current operations. However, the Company estimates it will require additional funding of up to $9,000,000 to successfully complete the FDA approval process. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

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

   Property and equipment:

   Office furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of three years.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




1. Organization and summary of significant accounting policies (continued)

   Esterom(R) solution is protected by a U.S. Composition Patent granted December 27, 1994 which includes safeguarding the discovery of three new molecules. The Company's patents include the following: Patent #5,763,456 granted June 9, 1998 with the Company as Assignee; Patent #5,663,345 granted September 2, 1997 with the Company as Assignee; Patent #5,559,123 granted
   September 24, 1996 with the Company as Assignee;  Patent  #5,525,613  granted
   June 11, 1996 with the Company as Assignee; and Patent #5,376,667 granted December 27, 1994 with the Company as Assignee. In addition, Dr. Lowell M. Somers obtained the following initial patents which he subsequently assigned to the Company in September 1992: #4,512,996 granted April 1985; patent #4,469,700 granted September 1984; and Patent #4,556,663 granted December 1985. Although the Company has obtained approval of Patent Application #5,556,663, the Patent has not yet been issued.

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

   Deferred stock offering costs:

   Deferred stock offering costs represent costs incurred to September 30, 1999, in connection with the proposed offering of common stock (see Note 4). In the event that such offering is successful, costs incurred as of September 30, 1999, and additional costs incurred subsequent to the date will be charged against the proceeds of the offering; if the offering is not successful, the costs will be charged to operations.

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

                               September 30, 1999




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

   At September 30, 1999, the Company has net operating loss carryforwards of approximately $2,869,000 and future tax deductions of $6,268,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss carryforwards expire in 2018, 2019 and 2020. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At September 30, 1999, total deferred tax assets and valuation allowance are as follows:

       Deferred tax assets resulting from:
       Net operating loss carryforwards    $ 1,004,000
       Accrual to cash adjustments             875,000
       Unearned stock compensation           1,319,000
                                           -----------

        Total                                3,198,000

        Less valuation allowance            (3,198,000)
                                           -----------

                                           $         -
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

                               September 30, 1999




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

   In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The shares are convertible on a one for one basis into common stock. The dividends will accrue at the rate of $.50 per share per annum and will be paid annually commencing July 15, 1999. At the Company's election, annual dividends were paid in shares of the Company's common stock valued at $5.00 per share at July 15, 1999. Dividends are added to net loss in determining net loss per common share. 15,000 Series B preferred shares have been converted as of September 30, 1999. All unconverted shares will be redeemed on or before July 15, 2003.

4. Stockholders' equity

   Recapitalization:

   On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, in a reverse acquisition.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




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

   Private placements:

   In April 1999, the Company completed a private placement of 497,500 shares of its $.001 par value common stock at $2.00 per share for gross proceeds of $995,000.

   In June 1999, the Company sold 304,750 shares of common stock at $4.00 for gross proceeds of $1,219,000 in a private placement.

   In September 1999, the Company sold 406,450 shares of common stock at $4.00 for gross proceeds of $1,625,800 in a private placement.

   Proposed public offering:

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

                               September 30, 1999




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

                                  ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




4. Stockholders' equity (continued)

   In October 1998, the Company provided a 100,000 share stock option agreement to an organization, with whom the Company entered into a one year consulting agreement. The consultant provides investor relations and development services, and receives compensation of $5,000 per month. The options are exercisable at $4.00 per share and vest 50,000 shares as of the date of the agreement, 25,000 shares on March 31, 1999 and 25,000 shares on June 30, 1999. During May and August 1999, the organization exercised options for a total of 20,000 shares of common stock. On July 17, 1999, the Company also agreed to provide the organization with an additional cash payment of $10,000, a warrant to purchase up to an additional 23,500 shares of the Company's common stock, as well as a finder's fee for all funds received by the Company related to fund raising activities attributable to the organization. The warrant is exercisable for five years at $4.00 per share.

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

   On March 15, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was also to be paid a retainer of $7,000 per month. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $4.50 per share. On July 26, 1999, the Company terminated this consulting agreement. As final settlement of this agreement, the organization will receive $64,084 for fees and expenses earned in conjunction with fund raising and a warrant to purchase 50,000 shares of the Company's common stock, exercisable for five years at $4.00 per share. The previous warrants to purchase 300,000 shares of the Company's common stock were canceled.

                                   ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




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

   On March 31, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants are exercisable at $3.00 per share, provide certain registration rights, and vest 100,000 shares as of the date of the agreement, and the remaining 200,000 shares vest in May and August subject to certain funding requirements. The 200,000 shares are subject to ratable reductions to the extent that any of the funding is not attributable to the organization. The term of the warrant will be through March 22, 2004. As of September 30, 1999, the Company has not received any funding attributable to the organization and warrants to purchase 200,000 shares have been canceled. The remaining warrants to purchase 100,000 shares are in dispute.

   In June 1999, the Company provided a 60,000 share stock option agreement to an individual providing intellectual property assistance and advice related to the Company's technology and products. The options are exercisable at $5.00 per share for five years. Options to purchase 20,000 shares vest on May 1, 2000, with the remaining shares vesting ratably monthly through May 1, 2002.

   In June 1999, the Company provided a 20,000 share stock option agreement to an officer in exchange for services rendered to the Company. The options are exercisable at $4.00 per share for five years. The options vest ratably over a 12 month period from date of grant.

   In June and July 1999, the Company provided 120,000 share stock option agreements to an organization providing financial consulting services. The options are exercisable at $3.00 to $4.00 per share and vest 25,400 shares as of June 30, 1999, 20,000 shares at August 5, 1999, with the remaining shares vesting ratably through February 1, 2001.

   In August and September 1999, the Company provided its management team stock options to purchase an aggregate of 355,000 shares of common stock. The options are exercisable at $4.00 per share, and vest 240,000 at date of issue and the remaining 115,000 shares over a 12-month period.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




4. Stockholders' equity (continued)

   In September 1999, the Company provided a 101,680 share stock warrant agreement to an organization providing assistance in the June and September 1999 private placements of common stock. The options are exercisable at $4.00 per share for five years and are fully vested.

   The following is a summary of stock option and warrant activity:

                                     Option/      Weighted
                                     warrant      average
                                    price per    exercised     Number
                                      share        price      of shares
                                      -----        -----      ---------

   Balance December 31, 1998    $1.50 to $4.00     $2.79       1,360,001
   Granted                      $3.00 to $5.00     $3.42       2,331,180
   Cancelations                      $3.00         $3.00        (535,000)
   Exercised                         $4.00         $4.00         (20,000)
                                --------------     -----       ---------

   Balance September 30, 1999   $1.50 to $5.00     $3.15       3,136,181
                                                               =========



   The following is additional information with respect to those options and warrants outstanding at September 30, 1999:

                                     Weighted
                                     average
                                    remaining
                                   contractual                 Number
   Option/warrant price per share  life in years              of shares
   ------------------------------  -------------              ---------
                $1.50                  5.9                       450,000
                $2.80                  3.3                       180,001
                $3.00                  5.4                     1,425,000
                $4.00                  4.4                       971,180
                $5.00                  4.7                       110,000
                                                               ---------

                                                               3,136,181
                                                               =========

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




4. Stockholders' equity (continued)

   Unearned stock compensation:

   At September 30, 1999, the Company had outstanding an aggregate of 3,136,181 options and warrants of which 1,070,000 were at purchase prices lower than fair value of the stock at date of grant, including the stock options and warrants disclosed above and the 450,000 granted to the Western Center for Clinical Studies, Inc. (see Note 6). The excess of the fair value of the options and warrants, using the Black-Scholes option pricing model, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                    1998         1999        1998       1999
                                    ----         ----        ----       ----

   Research and development     $ 177,273    $ 178,725   $ 265,910    $ 531,918
   General and administrative     106,136      531,051     163,636    1,735,442
                                ---------    ---------   ---------    ---------

                                $ 283,409    $ 709,776   $ 429,546  $ 2,267,360
                                =========    =========   =========  ===========


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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




6. Commitments and contingencies

   Compensation agreements:

   In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the I.B.C. Limited Partnership. The participated in the early development of Estrom(R)solution (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the
   Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of September 30, 1999, no liabilities have been accrued with respect to this agreement.

   In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received from the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of September 30, 1999, the total liability accrued with respect to this agreement totaled $180,499. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

   Development and Supply Agreements:

   On January 1, 1997, the Company entered into 10 year Development and Supply Agreements with Mallinckrodt, Inc. to develop all of the chemistry, manufacturing and controls to comply with the drug master file of the Food and Drug Administration as well as supply the bulk active product for marketing. In exchange for these services, Mallinckrodt received exclusive rights as a supplier of the bulk active product to the Company in North America. Subsequent to December 31, 1997, the price of the ingredient is based on the price of the components in the bulk active product.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




6. Commitments and contingencies (continued)

   In addition, pursuant to the agreements, the Company has granted Mallinckrodt a right of first refusal to supply the Company's requirements of the bulk active product in all other parts of the world outside of North America.

   License Agreement:

   In January 1998, the Company entered into an agreement with a director of the Company, whereby the Company granted the director a non-exclusive right to make, import and use the Company's product, Esterom(R) solution, under the Company's licensed patents and to use the Company's confidential information to develop new products that contain the same active ingredients as Esterom(R) solution, but are formulated differently. All rights to the improved products will remain the exclusive property of the Company and the director will receive a two percent royalty on the net sales of all improved products, and a negotiated royalty on new products. The expiration date of this agreement is January 1, 2003.

   Management agreements:

   During April 1998, the Company entered into an agreement with the Western Center for Clinical Studies, Inc. (WCCS), to provide assistance in taking Esterom(R) solution through the clinical trials and New Drug Application(NDA) approval. The agreement was subsequently amended on July 21, 1999. The Company is required to pay management fees of $880,400 through January 5, 2001 and $76,400 per quarter commencing January 2001 and continuing until NDA submission. The Company also has granted stock options to WCCS to purchase 450,000 shares of Entropin common stock at $1.50 per share. The options will expire five years from the date they become exercisable. The shares underlying the options are also provided with certain registration rights.

   The difference between the fair value of the options at date of grant and the exercise price, totaling approximately $1,950,000 using the Black-Scholes option - pricing model, has been recorded as additional paid-in capital and unearned stock compensation. The unearned stock compensation is being amortized to expense on a straight-line basis over the initial 33 month term of the agreement.

   In August 1999, the Company entered into an agreement with Therapeutic Management, Inc. to provide clinical trial management services and monitor all aspects of Estrom's Phase III clinical studies. The Company will pay Therapeutic Management in periodic installments over a twelve-month period, estimated costs aggregating $219,000 plus expenses based upon completion of certain project goals.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               September 30, 1999




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

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Overview

   The Company was incorporated in California in 1984 as Entropin, Inc. ("old Entropin"), and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. Old Entropin merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost with old Entropin as the acquirer.

   From inception in August 1984, the Company has devoted resources primarily to fund research and development efforts. The Company has been unprofitable since inception and has had no revenue from the sale of products or other resources, and does not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. The Company expects to continue to incur losses for the foreseeable future through the completion of Phase III clinical trials and the new drug application process. As of September 30, 1999, the accumulated deficit was approximately $11 million.

   Plan of Operation

   The Company is currently pursuing additional funding of up to $9,000,000 to fund its Phase III clinical trials through the new drug application process and to provide working capital. In the future, the Company plans to seek FDA approval to market Esterom(R) solution for the treatment of impaired range of motion associated with lower back pain, and identify and develop other medical applications for Esterom(R) solution such as applications for arthritis and other joint disorders. The Company intends to minimize fixed costs by outsourcing clinical studies, regulatory activities, manufacturing and sales and marketing, and has engaged the services of a full-time chief executive officer and president to begin November 29, 1999 which will increase general and administrative expenses.

   Results of Operations

   Nine months ended September 30, 1999 compared to nine months ended September 30, 1998. The Company's administrative expenses were $2,479,425 during the nine months ended September 30, 1999, compared to $832,563 during the nine months ended September 30, 1998. The Company's research and development expenses were $1,086,795 during the nine months ended September 30, 1999, compared to $647,873 during the nine months ended September 30, 1998. The increases from 1998 to 1999 in each category were due primarily to the amortization of unearned stock compensation expense recorded in conjunction with the issuance of stock options pursuant to various consulting and management agreements.

   Three months ended September 30, 1999 compared to three months ended September 30, 1998. The Company's general and administrative expenses were $765,774 during the three months ended September 30, 1999, compared to $392,804 during the three months ended September 30, 1998. The increase from 1998 to 1999 was due primarily to the amortization of unearned stock compensation expense associated with the issuance of stock options and warrants. Research and development expenses were comparable for the two three-month periods.

   Liquidity and Capital Resources

   The Company has financed operations since inception primarily through the net proceeds generated from the sale of common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through September 30, 1999, the Company received net cash proceeds from financing activities aggregating approximately $6.6 million from these transactions. As of September 30, 1999, working capital was $2,694,658.

   The Company's liquidity and capital needs relate primarily to working capital, research and development of Esterom(R) solution, and other general corporate requirements. The Company has not received any cash from operations since inception. Based on current plans, the Company believes the proceeds from the proposed public stock offering will provide sufficient capital resources to fund operations for the next 20 months. Expectations about long-term liquidity may prove inaccurate if approval for Esterom(R) solution is delayed or not obtained. The Company will not generate revenue from sales of Esterom(R) solution unless Esterom(R) solution is approved by the FDA for marketing.

   The cash used in operations was primarily related to funding expansion of research and development activities as well as establishing an administrative infrastructure. The net cash used in operating activities was approximately $1,068,000 for the nine months ended September 30, 1999 compared to approximately $1,318,000 in the same period for 1998.

   As of September 30, 1999, the Company's principal source of liquidity was approximately $2.9 million in cash and cash equivalents.

   In April 1998, the Company entered into an agreement with Western to assist in obtaining FDA approval for Esterom(R) solution. The Company is required to pay management fees of approximately $880,400 through January 5, 2001 and $76,400 per quarter beginning January 2001 and continuing until a new drug application is filed with the FDA. The Company also issued to Western stock options to purchase 450,000 shares of common stock at $1.50 per share.

   In August 1999, the Company entered into an agreement with Therapeutic Management, Inc. to provide clinical trial management services and monitor all aspects of Esterom's Phase III clinical studies. The Company will pay Therapeutic Management in periodic installments over a twelve-month period, estimated costs aggregating $219,000 plus expenses based on completion of certain project goals.

   Operating expenses will increase as the Company proceeds with the Phase III clinical trials through the new drug application and other related FDA approval processes. The Company also expects that general and administrative expenses will increase significantly with the addition of a full-time chief executive officer and president. The estimate of the period for which the Company expects available sources of cash to be sufficient to meet funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that the Company will be able to meet capital requirements for this period. In the event the Company's capital requirements are greater than estimated, additional capital will need to be raised to fund research and development activities. Future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom(R) solution, the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom(R) solution gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable, if at all. If adequate funds are not available, the Company may be forced to significantly curtail operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Failure to raise capital on favorable terms could have a material adverse effect on business, financial condition or results of operations.

   Year 2000 Issue

   The Company uses a number of computer software programs and operating systems in internal operations, including applications used in financial business systems and various administrative functions. To the extent that these software applications, and the software applications of the Company's vendors, suppliers, financial institutions and service providers contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or even possibly replacement of such source code or applications will be necessary.

   To date the Company has not incurred any material expenditures in connection with evaluating Year 2000 issues. All expenses have related to the opportunity cost of time spent by several employees identifying and evaluating the Year 2000 compliance matters. The agreements with Western and Therapeutic Management represent that their software systems are Year 2000 compliant. The Company has contacted all other major vendors, suppliers, financial institutions and service providers to ensure they are Year 2000 compliant. Key third party vendors have provided a statement in writing that their software or systems are Year 2000 compliant. In the event satisfactory commitments from suppliers are not received, plans with alternate sources will be made, if available.

   The Company believes the worst case scenario relating to Year 2000 risks includes a power interruption. The Company intends to actively work with suppliers to minimize the risks of business disruptions resulting from Year 2000 issues.

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

     In September 1999, the Registrant completed a private placement of Common Stock at a price of $4.00 per share as follows:


Name                                             Consideration   No. of Shares
----                                             -------------   -------------

Metz Family Trust                                    $  4,000         1,000
John R. Metz and Theresa G. Metz, TTEE

Sunbelt Holdings, Inc.                                 60,000        15,000
Dennis D. French

MRI, Inc.                                              20,000         5,000
Profit Sharing Plan
Dennis D. French

Barry Seidman                                         100,000        25,000

James G. Stevens                                       20,000         5,000
Jana C. Stevens

Edward Jones Custodian FBO                              2,000           500
Sharon Whitaker Roth IRA

Edward Jones, Custodian FBO                            10,200         2,550
Ernest Handelin Roth IRA

Edward Jones, Custodian FBO                             6,000         1,500
Carl Handelin Roth IRA

Edward Jones, Custodian FBO                             5,800         1,450
Kathleen Rounds Roth IRA

Name                                             Consideration   No. of Shares
----                                             -------------   -------------

Edward Jones, Custodian FBO                            $5,800         1,450
Gary Handelin Roth IRA

Edward Jones, Custodian FBO                             9,800         2,450
Alan E. Handelin Roth IRA

Leslie Rounds and Kathleen Rounds                       4,000         1,000
Husband and Wife JT

Ralph L. Fuentes and Diana C. Fuentes                   3,000           750
Husband and Wife, Community Property

Alan E. Handelin                                        4,000         1,000

Ernest E. Handelin                                     73,000        18,250

Joseph P. Sperty                                        8,000         2,000
Karen H. Sperty

David M. Chapman                                       20,000         5,000

Danny Yu Defined Benefit Pension Plan                  50,000        12,500

Russell L. Davis, Trustee of the                       20,000         5,000
Davis Family Trust

Russell L. Davis, Trustee FBO                          20,000         5,000
Russell L. Davis Attorney at Law
Profit Sharing Plan

Sylvia E. Davis, Trustee                               20,000         5,000
Of the Sylvia E. Davis Trust

Danny Yu and Nancy Yu, Trustees                        20,000         5,000
Yu Family Living Trust

Audrey Spangenberg                                     20,000         5,000

William H. Golod                                        8,000         2,000
Marsha B. Golod

Samuel F. Trussell                                     20,000         5,000

John and Donna Bruce 1996 Living Trust                  5,000         1,250

Anders Johnsson                                         2,000           500

Mikael E. Ibssen                                        8,000         2,000

Mohamed Ali Khawas                                     30,000         7,500

Torben Maersk                                          10,000         2,500

Name                                             Consideration   No. of Shares
----                                             -------------   -------------

ATO Ram 2 Ltd.                                       $100,000        25,000

ATO Ram 2 Ltd.                                        150,000        37,500

Staffan Lindskog                                        1,000           250

Tawfiq S. Mohammed                                     20,000         5,000

Wilheim Giersten                                       60,000        15,000

Dany Novjeim                                            2,000           500

Goram Gustafsson                                       10,000         2,500

Edouard Rabbat                                          2,000           500

Salah Abdullah Dashti                                  50,000        12,500

Michael C. Saunders                                     6,000         1,500

Jean Paul Desbrueres                                   20,000         5,000

Mohammed Al-Nussif                                      1,200           300

Mahmoud Mohammed Abileh                               200,000        50,000

Amir Salim Huneidi                                    100,000        25,000

Henrik Boyander                                         4,000         1,000

Raghib Zuberi                                           5,000         1,250

Steen Thomsen                                           4,000         1,000

Carlos Conclaves                                       50,000        12,500

Robert M. Penner and Joanne M. Penner,                 20,000         5,000
Trustee of the Penner Family Trust dated 10/17/91

Anders Jonsson                                          2,000           500

Thomas M. Lyvers, Sr.                                  10,000         2,500
Brenda R. Lyvers

Charles F. Kirby                                       50,000        12,500

Heather M. Evans                                       10,000         2,500

David S. Haydan                                        20,000         5,000

Direct Diamonds and Gold Exchange, Inc.                20,000         5,000
(M. Grover, President)

Len Rothstein                                          20,000         5,000

Name                                             Consideration   No. of Shares
----                                             -------------   -------------

Richard D. Reinisch and Grace A. Reinish              $40,000        10,000

David A. Zallar                                        20,000         5,000

Christopher A. Marlett Living Trust                    20,000         5,000

David A. Zallar (2nd subscription agreement)           20,000         5,000

TOTAL                                              $1,625,800       406,450
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


     In July 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to LMU & Company, a consultant of the Registrant. The options are exercisable at $4.00 per share for five years and vest as follows: 20,000 shares at August 5, 1999, and the remaining 40,000 shares ratably over a four month period through December 5, 1999. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

     In July 1999, the Registrant granted performance bonus options to purchase 120,000 shares of the Registrant's common stock to each of the following executive officers of the Registrant: Higgins D. Bailey and Donald Hunter. The options are fully vested upon grant and exercisable at $4.00 per share for five years. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificates were impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

     In June 1999 and September 1999, the Registrant approved the grant to Higgins D. Bailey and Donald Hunter of executive management options to purchase 15,000 shares each of the Registrant's common stock each month, beginning July 1999, in exchange for their services as members of the Registrant's Executive Management Team. During the three months ended

September 30, 1999, Messrs Bailey and Hunter were thereby granted executive management options to purchase a total of 90,000 shares of common stock. The options are fully vested upon grant and exercisable at $4.00 per share for five years. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificates will be impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K

          (1) Form 8-K, dated August 20, 1999, reporting developments in the Company's business under Item 5 thereof and submitted an agreement with Therapeutic Management dated August 16, 1999 under Item 7 thereof, filed with the Securities and Exchange Commission on May 7, 1999.

          (2) Form 8-K, dated September 23, reporting developments in the Company's business under Item 5 thereof, filed with the Securities and Exchange Commission on September 23, 1999.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENTROPIN, INC.


Date: November 12, 1999            By: /s/ Higgins D. Bailey
                                      --------------------------------
                                       Higgins D. Bailey
                                       Chairman of the Board

Date: November 12, 1999            By: /s/ Donald Hunter
                                      --------------------------------
                                       Donald Hunter
                                       Chief Executive Officer, Treasurer
                                       Principal Financial Officer