Form 10KSB40
period 1999-12-31
ENTROPIN INC
filed 2000-03-30
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
          December 31, 1999
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


                           45926 OASIS STREET
                         INDIO, CALIFORNIA 92201
                         -----------------------
           (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (760) 775-8333
                          ----------------

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

     TITLE OF EACH CLASS              NAME OF EXCHANGE ON WHICH REGISTERED

       Common Stock                           NASDAQ SmallCap Market

       Warrants to Purchase Common Stock      NASDAQ SmallCap Market


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
                                                    -------

Aggregate market value of voting stock held by non-affiliates as of March 24, 2000: $43,229,640
Shares of Common Stock, $.001 par value, outstanding as of March 24, 2000:
9,382,280

DOCUMENTS INCORPORATED BY REFERENCE: SEE PART III, ITEM 13-"EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K" FOR A LISTING OF DOCUMENTS INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes   ; No X ;
                                                              ---    ---

                            TABLE OF CONTENTS

PART I


Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . .1

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . .8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .8

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .8


PART II

Item 5.   Market Price of the Registrant's Common Stock and Related
          Security Holder Matters. . . . . . . . . . . . . . . . . . . .9

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Plan of Operations . . . . . . . . . . . . . . . . . . . 26

Item 7.   Financial Statements.. . . . . . . . . . . . . . . . . . . . 28

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . 29


PART III

Item 9.   Directors and Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act.. 29

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 29

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.. . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 12.  Certain Relationships and Related Transactions.. . . . . . . 29

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K.. . . 29

                             ENTROPIN, INC.

                              FORM 10-KSB

                                PART I

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements under "Summary," "Management's Discussion and Analysis of Financial Condition and Plan of Operations," "Business" and elsewhere in this Form 10-KSB and in the Company's periodic filings with the SEC constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors which may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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


ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     We were incorporated in California in 1984 as Entropin, Inc. (old Entropin), and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc. We were merged into Vanden, and Vanden changed its name to Entropin, Inc. In conjunction with the merger, Entropin, Inc. became a Colorado corporation.

BUSINESS

     Entropin is a development stage pharmaceutical company that has developed Esterom(R) solution, a topical formulation for the treatment of conditions involving impaired range of motion. Impaired range of motion often accompanies injuries and disorders of the shoulder and lower back, as well as other conditions affecting body joints. Esterom(R) solution is derived from a process involving the chemical breakdown of cocaine into new and different molecules, three of which have been patented by us. We have completed four preclinical animal studies and Phase I and Phase II human clinical trials for Esterom(R) solution. These trials indicated that Esterom(R) solution was well tolerated and did not appear to have any potential for addiction or abuse. Moreover, the range of motion with patients in the Phase II trial suffering from shoulder and lower back conditions was improved significantly when compared with patients receiving a placebo. We began Phase III trials for treatment of impaired range of motion due to shoulder injuries and functionality in November 1999. We expect to complete our Phase III trials and submit a new drug application to the FDA in 2001.

     Esterom(R) solution is derived through a manufacturing process involving hydrolysis and solvolysis of cocaine in a propylene glycol and water solution. Hydrolysis and solvolysis are chemical processes in which a substance reacting with a solvent such as propylene glycol and water solution, is changed into one or more other substances. Through this process, we have identified three new molecules, derivatives of benzoylecgonine, ecgonine and ecgonidine, which form the basis of our formulation of Esterom(R) solution and are claimed under two of our eight United States patents. A third United States patent claims a method for preparing Esterom(R) solution.

REGULATORY HISTORY

     In March 1987, we filed an investigative new drug application with the FDA which incorporated the results of our four pre clinical animal safety studies in which no significant toxicity was noted. Our subsequent human Phase I clinical safety trial for Esterom(R) solution was completed in 1991, and involved 24 healthy male subjects. The results of this trial indicated that Esterom(R) solution was well tolerated and showed no significant toxicity. Based on these results, the FDA allowed us to initiate Phase II clinical efficacy and safety trials in 1992.

     Our Phase II clinical trial, completed in 1994, was designed to determine the safety and efficacy of Esterom(R) solution in patients who had impaired range of motion due to acute lower back strain, acute painful shoulder or the removal of a cast. The Phase II clinical trial involved 97 patients, each of whom received two topical applications of Esterom(R) solution or placebo, with the second treatment applied 24 hours after the first. The results of the trial showed that Esterom(R) solution provided statistically significant improved range of motion in both back and shoulder conditions which was sustained for at least seven days. There was no clinically observed local anesthetic or analgesic effect. The range of motion for each condition was measured by the number of degrees to which the subject could move the affected part in one direction or another. The results for patients who had impaired range of motion resulting from cast removal were inconclusive and we did not pursue this indication further.

     In 1996, we submitted our Phase III Protocol to the FDA, and a revised Phase III Protocol in 1999. Our Phase III studies will include two trials in multiple clinical study centers in differing geographic areas of the U.S. The trials will be double-blind and placebo-controlled in which neither patient nor doctor will know whether the patient receives Esterom(R) solution or placebo.

     We began the first Phase III trial in November 1999 and we expect to begin the second trial later in the year 2000. In each of the two studies 300 patients will be enrolled for a total of 600 patients. Of the 300 patients in each study, 100 will receive single strength Esterom(R) solution, 100 double strength, and 100 placebo. The second trial has a longer patient follow-up period than the first trial.

       Our Phase III trials will test Esterom(R) solution for improved range of motion and functionality associated solely with shoulder injuries. Functionality involves a patient's ability to perform everyday functions, such as hair combing or removing a pullover sweater. Subsequently, we intend to seek FDA approval for treatment by Esterom(R) solution of lower back sprain.

OUTSOURCING

     In January 1997, we entered into an agreement with Mallinckrodt, Inc. to supply and manufacture Esterom(R) solution. Mallinckrodt, Inc., is the only company authorized by the Drug Enforcement Agency (DEA) to provide cocaine for medical and research purposes. Due to federal restrictions, Esterom(R) solution cannot be manufactured outside of the United States for sale in the United States. Due to DEA licensing requirements, Mallinckrodt is our sole source for cocaine and for producing Esterom(R) solution. In addition, our agreement with Mallinckrodt provides that it will comply with the Good Manufacturing Practices imposed by the FDA through its facilities inspection program. In exchange for the services, Mallinckrodt was granted the right to be our exclusive supplier in North America and a right of first refusal to be our exclusive world-wide supplier.

     In April 1998, we entered into an agreement with Western Center for Clinical Studies (Western), to assist us in administering the clinical trials necessary for obtaining FDA approval of Esterom(R) solution. Daniel
L. Azarnoff, M.D., a director of Entropin, is a director of Western.

     In August 1999, we entered into an agreement with Therapeutic Management, Inc., a clinical research organization, to provide comprehensive clinical trial management and monitor our first of two Phase III clinical trials for Esterom(R) solution.

     In November 1999, we entered into an agreement with Western to perform and assume our obligations under our agreement with Therapeutic Management for compliance with FDA regulations.

     We do not intend to establish our own direct sales force to market Esterom(R) solution. Instead, we are actively pursuing strategic relationships with pharmaceutical companies to whom we can outsource the marketing of Esterom(R) solution.

PATENTS

     We hold eight U. S. patents issued between 1984 and 1998 with expiration dates ranging from September 2001 to June 2014. These patents include two material composition patents covering the molecules contained in Esterom(R) solution that expire in 2012 and 2013. Our three initial patents were based on methods of treatment of rheumatoid arthritis using benzoylecgonine and related compounds. Our five subsequent patents include compound, composition and method claims involving derivatives of the compounds represented in the earlier patents. Since the formula for Esterom(R) solution contains the derivatives protected by certain of the subsequent patents, the expiration of the earlier patents in 2001 and 2002
will not permit a replication of Esterom(R) solution by a competitor.   We
believe that some of the patents to which we have rights may be eligible for extensions of up to five years.

     In December 1993 we filed an International Patent Application under the Patent Cooperation Treaty claiming compounds present in the Esterom(R) formulation from which eight separate patent applications were derived -- Australia, Canada, Europe, Hungary, Japan, New Zealand, Norway and Poland. In addition, we have filed patent applications in China, Israel, Mexico, South Africa and Taiwan. From these foreign applications, nine patents have been issued to date.

GOVERNMENT REGULATION

     The research, development, testing, manufacturing, promotion, marketing and distribution of drug products are extensively regulated by government authorities in the United States and other countries. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

     * Preclinical safety studies in animals and formulation studies and the submission to the FDA of an Investigational New Drug (IND) application for a new drug;

     * Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each medical indication;

     *    The submission of a New Drug Application (NDA) to the FDA; and,

     *    FDA review and approval of the NDA.

     Preclinical animal tests include laboratory evaluation of product chemistry, stability, pharmaceutical properties and formulation, as well as studies to prove the product is safe in animals. The results of preclinical testing are submitted to the FDA as part of an NDA. The FDA may halt proposed or ongoing clinical trials until it allows the trials to continue under specified terms.

     Clinical trials to support new drug applications are typically conducted in three sequential phases. During Phase I safety studies, the initial introduction of the drug on healthy human subjects, the drug is tested to assess how the drug is handled in the body and the level of drugs in the body over time, as well as side effects associated with increasing doses.

     Phase II usually involves studies in a limited patient population to:

     - assess the efficacy of the drug in specific, targeted indications;

     - assess dosage tolerance and optimal dosage; and/or

     - identify possible adverse effects and safety risks.

     If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials (also called pivotal studies, major studies or advanced clinical trials) are undertaken to further demonstrate clinical efficacy and to further test for safety of the product within an expanded patient population at geographically dispersed clinical study sites.

     After successful completion of the required clinical testing, the NDA is generally submitted. The FDA may request additional information before accepting the NDA for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

     If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the new drug application and authorization of commercial marketing of the drug for certain indications. The FDA may refuse to approve the new drug application or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

     The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. Because we intend to contract with third parties for manufacturing our product, our control of compliance with FDA requirements will be more complicated. In addition, identification of certain side effects or the occurrence of manufacturing problems after any of our drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, additional clinical trials, and changes in labeling of the product.

     Outside the United States, our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with the FDA approval set forth above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied at a national level, although within Europe procedures are available to companies wishing to market a product in more than one European Union, or EU, member state.

     Under a new regulatory system in the EU, marketing authorizations may be submitted at either a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant's option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member states. The decentralized procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approval decisions and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each EU member state must decide whether to recognize approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval of the EU country.

     We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, the regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. We intend to contract with an experienced third party to assist with our European clinical development and regulatory approvals.

DEA STATUS

     The DEA has designated Esterom(R) solution as a Schedule II controlled substance. The manufacture, storage, shipment and use of a Schedule II controlled substance is subject to costly and burdensome regulations. We have submitted a petition to the DEA to delist Esterom(R) solution as a
Schedule II substance based on the data obtained in Phase I and II clinical studies in human beings which indicated that Esterom(R) solution showed no effects on the cardiovascular system and did not appear to cross the blood-brain barrier. The petition is currently under review by the U.S. Attorney General's office and the FDA. We do not expect a decision unless and until Esterom(R) solution is approved for marketing by the FDA.

PRODUCT LIABILITY INSURANCE

     Sales of Esterom(R) solution entails risk of product liability claims. Medical testing has historically been litigious, and we face financial exposure to product liability claims in the event that use of Esterom(R) solution results in personal injury. We also face the possibility that defects in the manufacture of Esterom(R) solution might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We anticipate purchasing product liability insurance in reasonable and customary amounts when we begin to sell Esterom(R) solution. Such insurance can be expensive, difficult to obtain and may not be available in the future at a reasonable cost or in sufficient amounts to protect us against losses due to liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit our commercialization of Esterom(R) solution. Moreover, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on our business, financial condition and results of operations.

ROYALTY COMMITMENTS

     In connection with our acquisition of the rights to the three original patents for Esterom(R) solution from non-affiliated parties, we agreed to pay a royalty of approximately 1% of amounts paid to us from the sale of Esterom(R) solution. We have agreed to pay a minimum royalty from actual sales consisting of a front end payment of $40,000 and quarterly payments of $3,572 which has been accruing from December 1, 1989, less a credit to us for 50% of patent expenses we incur.

COMPETITION

     To our knowledge, there are no products on the market which treat impaired range of motion associated with injuries and disorders of the shoulder and lower back. For these conditions, physicians often prescribe steroidal drugs, non-steroidal anti-inflammatory drugs, pain relievers, and muscle relaxants. While these products reduce discomfort, they generally do not address impaired range of motion.

     The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause Esterom(R) solution and any other products we develop to become obsolete before we can recoup all or any portion of our development expenses. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by us. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for their products more rapidly than we are able to obtain approval for Esterom(R) solution. If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no experience.

EMPLOYEES

     We have one full-time executive officer, Thomas G. Tachovsky, our President and Chief Executive Officer and one full-time administrative employee. We have three part-time executive officers, Higgins D. Bailey, Chairman of the Board and Secretary, Donald Hunter, Vice Chairman of the
Board, and Wellington Ewen, Chief Financial Officer. We are actively seeking a qualified individual to serve as a full-time Chief Financial Officer.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We sublease 800 square feet of office space in Indio, California from one of our principal stockholders, Thomas T. Anderson, for a monthly rent of $800 on a month to month basis. We believe the lease is at or below market price for comparable office space. In the future, we may lease separate office space for our corporate headquarters in Indio, California and terminate our current lease.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated for which the Company anticipates a material risk of loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     PRICE RANGE OF OUR COMMON STOCK

     From February 25, 1998 until March 13, 2000, our common stock traded on the NASD OTC Bulletin Board under the trading symbol "ETOP". Since March 14, 2000 our common stock has been traded on the NASDAQ SmallCap Market under the trading symbol "ETOP". The following table sets forth the high and low bid prices for the common stock for the quarters indicated. Prices reflect bids posted by market makers and may not necessarily reflect actual transactions.


Year ended December 31, 1998          High Bid         Low Bid
----------------------------          --------         -------

     First Quarter                     $3.375           $3.00

     Second Quarter                    $7.875           $3.25

     Third Quarter                     $7.50            $3.50

     Fourth Quarter                    $4.75            $3.375

Year ended December 31, 1999
----------------------------

     First Quarter                     $6.125           $3.00

     Second Quarter                    $7.6875          $5.875

     Third Quarter                     $6.3125          $5.1875

     Fourth Quarter                    $6.875           $4.00

Year ended December 31, 2000
----------------------------

     First Quarter
      (through March 24, 2000)         $11.00           $6.75

     On March 24, 2000, the closing bid price of the common stock on the NASDAQ SmallCap Market was $7.25 per share.

     PRICE RANGE OF OUR WARRANTS

     Since March 14, 2000, our warrants have been traded on the NASDAQ SmallCap Market under the trading symbol "ETOPW". The following table sets forth the high and low bid prices for the common stock for the quarter indicated. Prices reflect bids posted by market makers and may not necessarily reflect actual transactions.


Year ended December 31, 2000          High Bid         Low Bid
----------------------------          --------         -------

     First Quarter
      (through March 24, 2000)         $3.1875          $2.3125


     On March 24, 2000, the closing bid price of the warrants on the NASD SmallCap Market was $2.375 per warrant.

HOLDERS

     As of March 24, 2000 there were approximately 412 holders of record of our common stock.

DIVIDENDS

     The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. We have never declared or paid dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Instead, we will retain any earnings to finance the expansion of our business and for general corporate purposes. We are obligated to pay dividends on our Series B preferred stock, although we may elect to pay the dividends on the Series B preferred stock in shares of our common stock. As of December 31, 1999, we have issued 24,550 shares of common stock as dividends on our Series B preferred stock. Our Series A preferred stock is redeemable, 8% non-cumulative non-voting preferred stock which is only redeemable from 20% of annual "Earnings", but not to exceed "Net Cash Flow from Operating Activities" as those terms are defined under GAAP. The Series A preferred stock will be automatically canceled on January 16, 2005, if not fully redeemed within that time period.

RECENT SALES OF UNREGISTERED SECURITIES

     During the reporting period, the Registrant issued securities to the following persons for the cash or other consideration indicated in transactions that were not registered under the 1933 Act.

                                   I.

     In September 1998, the Registrant granted options to purchase an aggregate of 295,000 shares of the Registrant's common stock at an exercise price of $4.00 per share for five years to its Executive Management as follows: Donald Hunter 120,000 shares; Higgins D. Bailey 55,000 shares, and Dewey H. Crim 120,000 shares. The shares are fully vested as to Messrs. Hunter and Bailey. Mr. Crim resigned from Executive Management and 100,000 of his shares are vested. The Registrant subsequently granted additional options on the same terms to Messrs. Hunter and Bailey, its Executive Management, as follows: 2,500 shares each in February 1999; 5,000 shares per month each for the period March through June 1999; and 15,000 shares per month each for the period July through November 1999. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificates were impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                   II.

     In March 1999, the Registrant entered into an agreement with J. Paul Consulting Corporation (JPC). As partial consideration for JPC's services under the agreement, the Registrant issued JPC an option to purchase 175,000 shares of the Registrant's common stock, exercisable at $3.00 per share. The option would become exercisable the earlier of January 1, 2000, or when the shares become registered. The exercise period is five years from the date the shares become freely tradeable. The issuance of the option to JPC was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. JPC represented that they acquired the option for investment and not with a view to distribution.

                                  III.

     In March 1999, the Registrant entered into an agreement with GJM Trading Partners, Ltd.(GJM). As partial consideration for GJM's services under the agreement, the Registrant issued GJM an option to purchase 125,000 shares of the Registrant's common stock, exercisable at $3.00 per share. The option would become exercisable the earlier of January 1, 2000, or when the shares become registered. The exercise period is five years from the date the shares become freely tradeable. The issuance of the option to GJM was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. GJM represented that they acquired the option for investment and not with a view to distribution.

                                   IV.

     In March 1999, the Registrant entered into an agreement with Transition Partners, Limited (TPL). The agreement terminated in July 1999. As part of the termination, TPL surrendered for cancellation a previously issued warrant to acquire 300,000 shares of the Registrant's common stock at $4.50 per share for five years, in exchange for a warrant to purchase 50,000 shares of the Registrant's common stock at $4.00 per share. The issuance of the warrant to TPL was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. TPL represented that they acquired the option for investment and not with a view to distribution.

                                   V.

     In March 1999, the Registrant entered into an agreement with Grayson
& Associates, Inc. (G&A). As partial consideration for G&A's services under the agreement, the Registrant issued G&A a warrant to purchase up to 300,000 shares of the Registrant's common stock at $3.00 per share, provided however, if the average of the closing bid/ask price for the Registrant's common stock for the 20 consecutive trading days prior to March 30, 2000 is less than $3.00 per share, the exercise price for the first 100,000 shares represented by the warrant will be adjusted down to reflect a 25% discount from the average of the closing bid/ask price for such period, exercisable as follows: 100,000 shares exercisable immediately; an additional 100,000 shares shall become exercisable provided that the Registrant has received $2 million in funding on or before May 15, 1999; and, the remaining 100,000 shares shall become exercisable provided that the Registrant has received an additional $4 million in funding on or before August 31, 1999, subject to ratable reductions to the extent that any of the funding is not attributable to G&A. The warrant expires March 22, 2004. The issuance of the warrant to G&A was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. G&A represented that they acquired the option for investment and not with a view to distribution. As of August 31, 1999, G&A has performed no services on behalf of the Registrant and the Registrant disputes any obligation under the warrant agreement.

                                   VI.

     In March 1999, the Registrant conducted a private offering of its 10% 90-Day Promissory Notes, as amended (Note), convertible at the election of the note holders into shares of the Registrant's common stock, at $2.00 per share, to the following:

    Name                                Consideration     No. of Warrants*
    ----                                -------------     ---------------

    J. Paul Consulting Corporation           $60,000            210,000

    James Toot                               $30,000            105,000

    Claudia McAdam                           $15,000             52,500

    GJM Trading Partners, Ltd.               $15,000             52,500

    Great Expectations Family L.P.           $30,000            105,000

    Bateman Dynasty                          $30,000            105,000

    Cambridge Holdings, Ltd.                 $15,000             52,500

    Underwood Family Partners                 $5,000             17,500
                                              ------             ------
         Total                              $200,000            700,000
                                            ========            =======

     * Three and one-half warrants for each $1 of Promissory Notes purchased, exercisable over a five year period from the date the shares become freely tradeable at $3.00 per share.

     The offers and sales set forth above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. Based upon information known to the Registrant, and representations made by each of the purchasers, the Registrant believes that all of the purchasers were Accredited Investors as that term is defined in Rule 501 of Regulation D. No broker/dealers were involved in the sale and no commissions were paid. All of such purchasers represented that they purchased the securities for investment, and all Notes and warrants issued to the purchasers were impressed with a restrictive legend advising that the Notes and warrants may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  VII.

In April 1999, the Registrant issued the following shares of Registrant's common stock at $2.00 per share, in exchange for the surrender of its 10% 90-Day Convertible Promissory Notes, as amended (Notes), and the unpaid accrued interest on such Notes:

                                     Principal Amount of Note
                                     ------------------------
Name                                      plus Interest     No. of Shares
----                                     --------------     -------------


J. Paul Consulting Corporation               $60,500             30,250

James Toot                                   $30,250             15,125

Claudia McAdam                               $15,124              7,562

GJM Trading Partners, Ltd.                   $15,124              7,562

Great Expectations Family L.P.               $30,250             15,125

Bateman Dynasty                              $30,250             15,125

                                     Principal Amount of Note
                                     ------------------------
Name                                      plus Interest     No. of Shares
----                                     --------------     -------------

Cambridge Holdings, Ltd.                     $15,124              7,562

Underwood Family Partners                     $5,040              2,520
                                              ------              -----

     Total                                  $201,662            100,831
                                             =======            =======

     The offers and sales set forth above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. Based upon information known to the Registrant, and representations made by each of the purchasers, the Registrant believes that all of the purchasers were Accredited Investors as that term is defined in Rule 501 of Regulation D. No broker/dealers were involved in the sale and no commissions were paid. All of such purchasers represented that they purchased the securities for investment, and all certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

                                  VIII.

                      April 1999 Private Placement
                      ----------------------------

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Deloras Decker Hunter, Trustee               $50,000             25,000

W. Douglas Moreland                          $40,000             20,000

L. Michael Underwood                         $15,000              7,500

Gladys F. Decker, Trustee                    $23,000             11,500

Paul C. and Carol A. Rivello                 $14,000              7,000

Max Gould                                    $15,000              7,500

John J. Turk, Jr.                            $10,000              5,000

Myron A. Leon                                $20,000             10,000

Michael J. Kirby                             $10,000              5,000

Kenton Roy Holden IRA                        $10,000              5,000

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Inverness Investment Profit Sharing Plan     $15,000              7,500

Bleu Ridge Consultants Profit                $10,000              5,000

Danny Yu Defined Benefit Pension Plan        $18,000              9,000

Gulfstream Financial Partners, LLC           $15,000              7,500

Frank J. Kostro                              $15,000              7,500

Samuel F. Trussell                           $20,000             10,000

David M. Chapman                             $20,000             10,000

Richard F. and Barbara A. Vandresser         $10,000              5,000

Charles C. Bruner                             $6,500              3,250

Anthony B. Petrelli                           $6,500              3,250

Eugene L. Neidiger                            $7,000              3,500

Heather Evans                                 $2,000              1,000

Steve Schulz Defined Benefit Trust           $25,000             12,500

Nancy Nita Macy, Trustee                     $40,000             20,000

William E. Ambrose                           $10,000              5,000

C. Richard and Johanna W. Harrison           $10,000              5,000

Business Development Corporation             $10,000              5,000

Nanna B. Schov Custodian for
Davie Mork and Andreas B. Mork                $8,000              4,000

Barry A. Bates                               $15,000              7,500

Thomas A. Forti, DDS                         $25,000             12,500

Brad Rhodes                                  $10,000              5,000

Ronald Glosser                               $20,000             10,000

Brian P. and Cheri Bertelsen                 $10,000              5,000

Jeanette Y. Mihaly                           $10,000              5,000

Benedetto Casale                             $20,000             10,000

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Colin David Rickson                          $10,000              5,000

Arthur Kassoff                               $16,000              8,000

Michael O'Hare                               $10,000              5,000

Arianne Nemelka                              $30,000             15,000

Boulder Family Partnership, Ltd.             $50,000             25,000

Carla Johnson                                $10,000              5,000

Patrick N. Kephart                            $5,000              2,500

Dale Duncan                                  $15,000              7,500

Len Rothstein                                $15,000              7,500

Abdallah E. Ghusn                            $12,000              6,000

Leona Connelly                               $10,000              5,000

Albert W. White                              $10,000              5,000

David L. Gertz                               $10,000              5,000

Gregory Pusey                                $10,000              5,000

Jill Pusey, Custodian for
Jacqueline Pusey                              $5,000              2,500

Jill Pusey, Custodian for
Christopher Pusey                             $5,000              2,500

Cambridge Holdings, Ltd.                     $50,000             25,000

Arthur Marsh Lavenue                          10,000              5,000

Paul Ernst                                    30,000             15,000

Sharon M. McDonald                            30,000             15,000

Douglas L. Ray                                 8,000              4,000

Scott Deitler                                 10,000              5,000

Michael P. Noonan                             15,000              7,500

Russell L. Davis Profit Sharing Plan          20,000             10,000

Cardiovascular Associates, PC
FBO L. Lockspeiser, M.D.                      10,000              5,000

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Charles Kirby                                 24,000             12,000
                                              ------             ------

TOTAL                                       $995,000            497,500
                                             =======            =======


     The offers and sales set forth above were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. Based upon information known to the Registrant, and representations made by each of the purchasers, the Registrant believes that all of the purchasers were Accredited Investors as that term is defined in Rule 501 of Regulation D. No broker/dealers were involved in the sale and no commissions were paid. All of such purchasers represented that they purchased the securities for investment, and all certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

                                   IX.

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

                                   X.

                       June 1999 Private Placement
                       ---------------------------

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Torben Maersk                               $ 10,000              2,500

James M. Love                                 50,000             12,500

Al-Houda Hotels & Tourism                    150,000             37,500

Concorde Bank Limited                         50,000             12,500

Bobzin Dieter                                 40,000             10,000

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Carlos Goncalves                              50,000             12,500

Tectron-Industria de Productos               100,000             25,000
Electronicos, LDA

Jean Paul Desbrueres                          30,000              7,500

Wilhelm Giersten                              20,000              5,000

Dany Noujeim                                   2,000                500

Goran Gustafson                               10,000              2,500

Lars Kellman                                  10,000              2,500

Gert Kristensson                              20,000              5,000

Sune Persson                                  20,000              5,000

Johanna Brassert                              25,000              6,250

Asuno, Inc.                                  300,000             75,000

Henri Jacob                                   26,000              6,500

Sylvie Lapidouse                              40,000             10,000

Ernst Schneider                               50,000             12,500

Kurt Marty                                    25,000              6,250

Helaba Schweiz                                45,000             11,250

Jean-Pierre Delaloye                          24,000              6,000

Coutts Bank LTD                               24,000              6,000

Etoile Limited                                24,000              6,000

Fondation Brigar                              24,000              6,000

Galba Anstalt                                 50,000             12,500
                                              ------             ------

TOTAL                                     $1,219,000            304,750
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

                                   XI.

     In June 1999, the Registrant granted options to acquire 20,000 shares of the Registrant's common stock to Wellington Ewen, the Registrant's Chief Financial Officer, at an exercise price of $4.00 per share for five years from the dates the options become exercisable. The shares shall vest ratably over a 12 month period from date of grant. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XII.

     In June 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to Wendy Rieder, a consultant of the Registrant, at an exercise price of $5.00 per share for five years from the date the options become exercisable. The shares vest as follows: 20,000 shares as of May 1, 2000, with the remaining shares vesting on a pro rata basis monthly through May 1, 2002. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XIII.

     In June 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to LMU & Company, a consultant of the Registrant. The options are exercisable at $3.00 per share for nine years and vest as to 20,000 shares covered hereby on February 1, 1999.
Thereafter, this Option shall vest as to the remaining 40,000 shares covered hereby on a pro rata basis monthly commencing March 1, 1999, and ending February 1, 2001. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid.
The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XIV.

     In July 1999, the Registrant issued an aggregate of 24,550 shares of its common stock to the holders of the Registrant's Series B Preferred Stock as a dividend, valued at $5.00 per share. The issuance of the dividend shares was exempt from registration in that there was no sale of the shares by the Registrant. Each holder of the Registrant's Series B Preferred Stock represented that he received the shares for investment and not with a view to distribution. All certificates were endorsed with a legend restricting the sale or transfer of the securities except in accordance with federal securities laws. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

                                   XV.

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

                                  XVI.

     In July 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to LMU & Company, a consultant of the Registrant. The options are exercisable at $4.00 per share for five years from the dates they become exercisable and vest as follows: 20,000 shares at August 5, 1999, and the remaining 40,000 shares ratably over a four month period through December 5, 1999. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XVII.

     In July 1999, the Registrant granted performance bonus options to purchase 120,000 shares of the Registrant's common stock to each of the following executive officers of the Registrants: Higgins D. Bailey and Donald Hunter. The options are fully vested upon grant and exercisable at $4.00 per share for five years. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XVIII.

     In September 1999, the Registrant granted an option to purchase 23,500 shares of the Registrant's common stock to CCRI, a consultant of the Registrant at an exercise price of $4.00 per share. The options are exercisable at any time within five years of the grant date and are fully vested. The Registrant claims the exemption from registration provided by
Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XIX.

                    September 1999 Private Placement
                    --------------------------------


Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Metz Family Trust                             $4,000              1,000
John R. Metz and Theresa G. Metz, TTEE

Sunbelt Holdings, Inc.                        60,000             15,000
Dennis D. French

MRI, Inc.                                     20,000              5,000
Profit Sharing Plan
Dennis D. French

Barry Seidman                                100,000             25,000

James G. Stevens                              20,000              5,000
Jana C. Stevens

Edward Jones Custodian FBO                     2,000                500
Sharon Witaker Roth IRA

Edward Jones, Custodian FBO                   10,200              2,550
Ernest Handelin Roth IRA

Edward Jones, Custodian FBO                    6,000              1,500
Carl Hendelin Roth IRA

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Edward Jones, Custodian FBO                    5,800              1,450
Kathleen Rounds Roth IRA

Edward Jones,Custodian FBO                     5,800              1,450
Gary Handelin Roth IRA

Edward Jones, Custodian FBO                    9,800              2,450
Alan E. Handelin Roth IRA

Leslie Rounds and Kathleen Rounds              4,000              1,000
Husband and Wife, JT

Ralph L. Fuentes and Diana C. Fuentes          3,000                750
Husband and Wife, Community Property

Alan E. Handelin                               4,000              1,000

Ernest E. Handelin                            73,000             18,250

Joseph P. Sperty                               8,000              2,000
Karen H. Sperty

David M. Chapman                              20,000              5,000

Danny Yu Defined Benefit Pension Plan         50,000             12,500

Russell L. Davis, Trustee of the              20,000              5,000
Davis Family Trust

Russell L. Davis, Trustee FBO                 20,000              5,000
Russell L. Davis Attorney at Law
Profit Sharing Plan

Sylvia E. Davis, Trustee                      20,000              5,000
Of the Sylvia E. Davis Trust

Danny Yu and Nancy Yu, Trustees               20,000              5,000
Yu Family Living Trust

Audrey Spangenberg                            20,000              5,000

William H. Golod                               8,000              2,000
Marsha B. Golod

Samuel F. Trussell                            20,000              5,000

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

John and Donna Bruce 1996 Living Trust         5,000              1,250

Anders Johnson                                 2,000                500

Mikael E. Ibsen                                8,000              2,000

Mohamed Ali Khawas                            30,000              7,500
Malisco Switch Great Ind.

Torben Maersk                                 10,000              2,500

ATO Ram 2 Ltd.                               100,000             25,000

ATO Ram 2 Ltd.                               150,000             37,500

Staffan Lindskog                               1,000                250

Tawfig S. Mohammed                            20,000              5,000

Wilheim Giersten                              60,000             15,000

Dany Novjeim                                   2,000                500

Goram Gustafsson                              10,000              2,500

Edouard Rabbat                                 2,000                500
Riyadh Exhibitions Co. Ltd.

Salah Abdullah Dashti                         50,000             12,500

Michael C. Saunders                            6,000              1,500

Jean Paul Desbrueres                          20,000              5,000

Mohammed Al-Nussif                             1,200                300

Mahmound Mohammed Abileh                     200,000             50,000

Amir Salim Huneidi                           100,000             25,000

Henrik Boyander                                4,000              1,000

Raghib Zuberi                                  5,000              1,250
Yamama-Al-Kuwait

Steen Thomsen                                  4,000              1,000

Carlos Goncalves                              50,000             12,500

Name                                      Consideration     No. of Shares
----                                      -------------     -------------

Robert and Joanne Penner, Trustees            20,000              5,000
of the Penner Family Trust

Anders Jonson                                  2,000                500

Thomas M. Lyvers, Sr.                         10,000              2,500
Brenda R. Lyvers

Charles Kirby                                 50,000             12,500

Heather M. Evans                              10,000              2,500

David S. Haydan                               20,000              5,000
Shirley C. Haydan

Direct Diamonds and
  Gold Exchange, Inc.                         20,000              5,000

Len Rothstein                                 20,000              5,000

Richard D. Reinisch and                       40,000             10,000
   Grace A. Reinish

David A. Zallar                               20,000              5,000

Christopher A. Marlett Living Trust           20,000              5,000

David A. Zallar                               20,000              5,000
                                              ------              -----

Total                                     $1,625,800            406,450
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

                                   XX.

     In September 1999, as partial consideration for consulting services the Registrant issued Neidiger, Tucker, Bruner, Inc. a warrant to purchase up to 101,681 shares of the Registrant's common stock, exercisable at $4.00 per share for five years. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XXI.

     In November 1999, as partial consideration for consulting services, the Registrant issued ATO Ram 2, Ltd. a warrant to purchase up to 30,000 shares of the Registrant's common stock, exercisable at $4.00 per share for five years. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XXII.

     In November 1999, the Registrant granted an option to purchase 400,000 shares of the Registrant's common stock to Thomas G. Tachovsky, a Director, President and Chief Executive Officer of the Registrant, at an exercise price of $5.00 per share. The shares vest as follows: 100,000 shares upon completion of the first Phase III trial; 150,000 shares upon submission of the NDA; and, 150,000 shares upon approval of the NDA. The options expire five years from the dates they become exercisable. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XXIII.

     As of September 1999, the holders of 15,000 shares of the Registrant's Series B Preferred Stock converted their shares into 15,000 shares of the Registrant's common stock. The issuance of the shares of common stock upon the conversion is exempt from registration in that there was no sale of the shares by the Registrant. Each holder of the Registrant's Series B
Preferred Stock represented that he received the shares for investment and not with a view to distribution. All certificates were endorsed with a legend restricting the sale or transfer of the securities except in accordance with federal securities laws. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

OVERVIEW

     We were incorporated in California in 1984 as Entropin, Inc. (old Entropin), and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. We were merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation.

     From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of December 31, 1999, our accumulated deficit was approximately $12.6 million.

PLAN OF OPERATION

     We raised sufficient funds in 1999 to complete the first part of a two part Phase III clinical trial program associated with the FDA approval process for the treatment of acute painful shoulder. The trials began in November 1999 and the first part is scheduled for completion in mid-2000. We intend to use a substantial portion of the net proceeds of our secondary offering to fund our Phase III clinical trials through our New Drug Application process related to the treatment of acute painful shoulder and to provide funds for research and development and working capital. In the future, we plan to seek FDA approval to market Esterom(R) solution for the treatment of impaired range of motion associated with lower back pain, and identify and develop other medical applications for Esterom(R) solution such as applications for arthritis and other joint disorders. We intend to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing and sales and marketing. We have engaged the services of a full-time chief executive officer and president beginning November 29, 1999, which will increase our general and administrative expenses.

RESULTS OF OPERATIONS

     Year ended December 31, 1999, compared to year ended December 31, 1998. Our research and development expenses were $1,743,837 for 1999, as compared to $906,719 in 1998. The increase in research and development resulted primarily from initiation of Phase III clinical trials, and approximately $200,000 from non-cash compensation expenses associated with stock options granted to Western. Our general and administrative expenses were $3,211,809 in 1999, as compared to $1,844,575 in 1998. The increase in general and administrative expenses relates primarily to our administrative costs for the start of Phase III clinical trials and fund raising activities. Moreover, the 1999 increase resulted from an increase of approximately $1,200,000 in non-cash compensation expense associated with stock options. Our interest income was $64,888 in 1999, as compared to $24,738 in 1998. The increase was primarily a result of larger temporary cash investment balances in 1999 from proceeds of private placements.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through December 31, 1999, we have received net cash proceeds from financing activities aggregating approximately $6.8 million from these transactions. As of December 31, 1999, our working capital was $1,937,721. On March 20, 2000, we completed a secondary public offering from which the net proceeds were approximately $12,600,000 from the sale of 2,000,000 shares of common stock and warrants.

          Our liquidity and capital needs relate primarily to working capital, research and development of Esterom(R) solution, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe the proceeds from our secondary offering will provide sufficient capital resources to fund our operations for at least the next 20 months. Expectations about our long-term liquidity may prove inaccurate if approval for Esterom(R) solution is delayed or not obtained. We will not generate revenue from sales of Esterom(R) solution unless Esterom(R) solution is approved by the FDA for marketing.

     Net cash used in operating activities was approximately $1,480,000 in 1998 and $1,617,000 in 1999. The cash used in operations was primarily related to funding expansion of research and development activities as well as establishing an administrative infrastructure. For the year ended December 31, 1999, cash used in operating activities principally represents the net loss for the period of $4,939,262 adjusted for non-cash stock option compensation and an increase in accounts payable.

     As of December 31, 1999, our principal source of liquidity was approximately $2,300,000 in cash and cash equivalents, excluding the proceeds of our secondary public offering.

     In April 1998, we entered into an agreement with Western to assist us in obtaining FDA approval for Esterom(R) solution. We are required to pay management fees of approximately $880,400 through January 5, 2001 and $76,400 per quarter beginning January 2001 and continuing until a New Drug Application is filed with the FDA. We also issued to Western stock options to purchase 450,000 shares of our common stock at $1.50 per share.

     In August 1999, we entered into an agreement with Therapeutic Management, Inc. to provide us clinical trial management services and monitor all aspects of Esterom's first part of the Phase III clinical studies. In November 1999, we entered into an agreement with Western to assume our obligations under our agreement with Therapeutic Management, Inc. to perform tasks required to comply with FDA regulations applicable to the conduct, coordination and management of the first Phase III trial.
Among other things, WCCS is to select investigators, train clinical site personnel, maintain the master file of all pre-study and study documents, and prepare the Study Report to be submitted to the FDA. We will pay Western an additional $350,000 based on completion of certain project goals.

     In March 2000, we entered into an agreement with Neidiger, Tucker, Bruner, Inc. to cancel a 101,681 share stock warrant agreement, for which we agreed to pay $330,000 cash as consideration.

     Our operating expenses will increase as we proceed with the two part Phase III clinical trials through the New Drug Application and other related FDA approval process. We also expect that our general and administrative expenses will increase significantly with the addition of our full-time chief executive officer and president. The 20 month period estimate for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom(R) solution, the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom(R) solution gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise capital on favorable terms could have a material adverse effect on our business, financial condition or results of operations.


ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements set forth on pages F-1 to F-24 of this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no changes in, or disagreements with, the accountants on accounting and financial disclosure.

                                PART III

     Items 9 through 12 will be contained in the definitive proxy statement which shall be filed within 120 days of the date hereof and are incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Form 10-KSB:
          Financial Statements of Entropin, Inc.
          Report of Independent Certified Public Accountants
          Balance Sheets - December 31, 1998 and 1999
          Statements of Operations - Years ended December 31, 1998 and
          1999, and for the Period from August 27, 1984 (Inception) Through December 31, 1999
          Statements of Changes in Stockholders' Equity (Deficit) - For the Period from August 27, 1984 (Inception) Through December 31, 1999 Statements of Cash Flows - Years ended December 31, 1998 and
          1999, and for the Period from August 27, 1984 (Inception) Through December 31, 1999
          Notes to Financial Statements - December 31, 1998 and 1999

     Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
Number       Description
-------      -----------

3.1          Articles of Incorporation(1)

3.2          Bylaws(1)

3.3 Articles of Merger, as filed with the Colorado Secretary of State on January 15, 1998(2)

3.4 Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on January 15, 1998, as corrected(2)

3.5 Amended Articles of Incorporation, as filed with the Colorado Secretary of State on July 20, 1998(6)

3.6          Amended and Restated Bylaws, dated March 20, 1999(9)

4.1 Specimen copy of stock certificate for Common Stock, $.001 par value(2)

4.2 Specimen copy of stock certificate for Series A Preferred Stock, $.001 par value (2)

4.3          Form of Common Stock Purchase Warrant Certificate(9)

10.1         Stock Option Plan(1)

10.2         Stock Bonus Plan(1)

10.3 Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc.(2)

10.4 Agreement dated January 1, 1997, between the Registrant and Mallinckrodt, Inc. (Development and Supply Agreement)(4)

10.5         Lease Agreement, dated February 1, 1998, between the
             Registrant and Thomas T. Anderson(4)

10.6         License Agreement dated January 1, 1998, between the
             Registrant and Dr. James E. Wynn(4)

10.7 Assignment of Patent #4,556,663 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc(4)

10.8 Assignment of Patent #4,512,996 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc (4)

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

10.12 Agreement dated April 18, 1998 by and between the Registrant and the Western Center for Clinical Studies, Inc.(5)

10.13        Agreement Among Shareholders, dated June 29, 1998(6)

10.14        1998 Compensatory Stock Plan (7)

10.15 Agreement dated August 16, 1999, by and between the Registrant and Therapeutic Management, Inc. [Confidential treatment has been granted](8)

10.16        Agreement Among Shareholders, dated March 3, 1999(9)

10.17 Amendment, dated August 3, 1998, by and between the Registrant and Western Center for Clinical Studies, Inc.(9)

10.18 Second Amendment, dated July 21, 1999, between the Registrant and the Western Center for Clinical Studies, Inc.(9)

10.19 Amendment to License Agreement, dated June 5, 1999, between the Registrant and Dr. James E. Wynn(9)

10.20 Wrap Around Agreement dated November 10, 1999, by and between the Registrant and Therapeutic Management, Inc. [Confidential treatment has been granted.](9)

10.21 Underwriting Agreement between the Registrant and Neidiger, Tucker, Bruner, Inc.(3)

24.2         Consent of Causey Demgen & Moore Inc.(9)

27           Financial Data Schedule (3)
___________
(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, No. 33-23693 effective October 21, 1989.
(2) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, as amended, dated January 15, 1998.
(3) Incorporated by reference from the like numbered exhibits filed with the Registrant's Post-Effective Amendment No. 1 to Form SB-2, Reg.
     No. 333-11308, dated March 22, 2000.
(4) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-KSB, dated April 15, 1998, as amended.
(5) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, dated April 23, 1998.
(6) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, No. 333-51737 effective August 21, 1998.
(7) Incorporated by reference from the like numbered exhibit as filed with the Registrant's Registration Statement on Form S-8 as filed on December 30, 1998.
(8) Incorporated by reference from the like numbered exhibit as filed with the Registrant's Current Report on Form 8-K, as amended, dated August 20, 1999.
(9) Incorporated by reference from the like numbered exhibits as filed with the Registrant's Pre-Effective Amendment No. 1 to Form SB-2 Registration Statement, Reg. No. 333-11308, dated March 9, 2000.


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

Date: March 30, 2000                    ENTROPIN, INC.

                                       By   \s\ Higgins D. Bailey
                                          --------------------------------
                                       Higgins D. Bailey,
                                       Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                  Title                        Date
----------                  -----                        ----

\s\ Higgins D. Bailey       Chairman of the Board        March 30, 2000
--------------------------  and Secretary
Higgins D. Bailey

\s\ Thomas G. Tachovsky     President, Director and      March 30, 2000
--------------------------  Chief Executive Officer
Thomas G. Tachovsky

\s\ Daniel L. Azarnoff      Director                     March 30, 2000
--------------------------
Daniel L. Azarnoff

\s\ Wellington A. Ewen      Chief Financial Officer and  March 30, 2000
--------------------------  Principal Financial Officer
Wellington A. Ewen

\s\ Donald Hunter           Director                     March 30, 2000
--------------------------
Donald Hunter

\s\ James E. Wynn           Director                     March 30, 2000
--------------------------
James E. Wynn

\s\ Wilson Benjamin         Director                     March 30, 2000
--------------------------
Wilson Benjamin

\s\ Joseph R. Ianelli       Director                     March 30, 2000
--------------------------
Joseph R. Ianelli

                                 ENTROPIN, INC.


                          INDEX TO FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999:

   Report of Independent Certified Public Accountants                        F-2

   Balance Sheets as of December 31, 1998 and 1999                           F-3

   Statements of Operations  for Years Ended December 31, 1998
   and 1999, and for the Period from August 27, 1984 (Inception)
   Through December 31, 1999                                                 F-5

   Statements of Changes in  Stockholders'  Equity (Deficit)
   For the Period from August 27, 1984 (Inception) Through
   December 31, 1999                                                         F-6

   Statements of Cash Flows For Years Ended  December 31, 1998
   and 1999, and for the Period from August 27, 1984 (Inception)
   Through December 31, 1999                                                 F-9

   Notes to Financial Statements December 31, 1998 and 1999                 F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   The Board of Directors and Stockholders
   Entropin, Inc.


   We have audited the accompanying balance sheet of Entropin, Inc. (a development stage company) as of December 31, 1998 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.




   Denver, Colorado                                   CAUSEY DEMGEN & MOORE INC.
   February 4, 2000, except for
   Note 9, as to which the date is
   March 9, 2000, and Note 10, as
   to which the date is March 20, 2000

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                           December 31, 1998 and 1999

                                     ASSETS

                                                         1998         1999
                                                         ----         ----
Current assets:
   Cash and cash equivalents                          $  445,333   $2,260,526

Property and equipment, at cost:
   Leasehold improvements                                 72,187       61,437
   Office furniture and equipment                         15,518       23,855
                                                      ----------   ----------

                                                          87,705       85,292

   Less accumulated depreciation                          (5,006)     (23,429)
                                                      -----------  -----------

     Net property and equipment                           82,699       61,863

Other assets:
   Deposits                                               12,261       12,261
   Deferred stock offering costs (Note 5)                      -      169,425
   Patent costs, less accumulated amortization of
     $59,600 (1998) and $82,019 (1999)                   295,316      321,150
                                                      ----------   ----------

      Total other assets                                 307,577      502,836
                                                      ----------   ----------

                                                      $  835,609  $ 2,825,225
                                                      ==========  ===========


                            See accompanying notes.
                                      F-3

                                   ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                           December 31, 1998 and 1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         1998         1999
                                                         ----         ----
Current liabilities:
   Accounts payable                                   $   59,141   $  199,042
   Accounts payable - related parties                     11,314      123,763
                                                      ----------   ----------
     Total current liabilities                            70,455      322,805

Deferred royalty agreement (Note 7)                      169,783      184,071

Commitments and contingencies (Notes 1 and 7)

Series  A  redeemable  preferred  stock,
   $.001  par  value;   3,210,487  shares
   authorized, issued and outstanding,
   $1 per share redemption value (Note 4)              3,210,487    3,210,487

Series B redeemable convertible preferred stock,
   $.001 par value; 400,000 shares authorized,
   245,500 (1998) and 230,500 (1999) shares
   issued and outstanding, $5.00 per share
   redemption value (Note 4)                           1,142,750    1,093,175

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000
     shares authorized, Series A and B reported
     above                                                     -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 6,000,051 (1998) and 7,382,280
     (1999) shares issued and outstanding                  6,000        7,382
   Additional paid-in capital                          7,474,210   13,866,412
   Deficit accumulated during the development stage   (7,578,802) (12,640,814)
   Unearned stock compensation                        (3,659,274)  (3,218,293)
                                                      ----------   ----------
     Total stockholders' equity (deficit)             (3,757,866)  (1,985,313)
                                                      ----------   ----------

                                                      $  835,609   $2,825,225
                                                      ==========   ==========


                            See accompanying notes.
                                      F-4

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1999
 and for the Period from August 27, 1984 (Inception) through December 31, 1999



                                                                    Cumulative
                                                                  amounts from
                                             1998        1999       inception
                                             ----        ----     ------------
Costs and expenses:
   Research and development (Note 5)    $  906,719  $ 1,743,837  $  6,597,410
   General and administrative (Note 5)   1,844,575    3,211,809     5,626,639
   Rent-related party (Note 2)              12,314        6,000        18,314
   Depreciation and amortization            24,306       40,842       122,516
                                       -----------  -----------  ------------

    Operating loss                      (2,787,914)  (5,002,488)  (12,364,879)

Other income (expense):
   Interest income                          24,738       64,888        89,626
   Interest expense                         (1,451)      (1,662)     (242,811)
                                       -----------  -----------  ------------

    Total other income (expense)            23,287       63,226      (153,185)
                                       -----------  -----------  ------------

Net loss (Note 3)                       (2,764,627)  (4,939,262)  (12,518,064)

Accrued dividends applicable to Series
   B preferred stock (Note 4)              (56,260)    (119,300)     (175,560)
                                       -----------  -----------  ------------

Net loss applicable to common share-
   holders                             $(2,820,887) $(5,058,562) $(12,693,624)

Basic net loss per common share
  (Note 6)                                  $ (.47)     $ (.75)       $ (2.36)
                                       ===========  ==========   ============

Weighted average common shares
   outstanding (Note 6)                  5,968,000   6,749,000      5,374,000
                                       ===========   =========   ============

                            See accompanying notes.
                                      F-5



                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
             STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
   For the Period from August 27, 1984 (Inception) through December 31, 1999


                                                                                                           Deficit
                                                                                                         accumulated
                                                                 Additional                  Unearned      during the
                                             Common stock          paid-in      Stock         stock       development
                                           Shares       Amount     capital   subscriptions  compensation     stage
                                           ------       ------   ----------  -------------  ------------ ------------

Balance at August 27, 1984 (inception)           -      $    -   $        -   $        -    $          -  $         -

  Sale of common stock for cash
   in 1984 ($.005 per share)               991,800         992        4,008            -               -            -

  Issuance of common stock in exchange
   for services in 1991 ($.005 per
   share)                                3,967,198       3,967       16,033            -               -            -

  Cash contribution from shareholder in
   1991                                          -           -       50,000            -               -            -

  Net loss for the period from inception
   through  December 31, 1994                    -           -            -            -               -   (2,824,221)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1994               4,958,998       4,959       70,041            -               -   (2,824,221)

  Cash received for common stock
   subscription                                  -           -            -      150,000               -            -

  Net loss for the year                          -           -            -            -               -     (263,368)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1995               4,958,998       4,959       70,041      150,000               -   (3,087,589)

  Sale of common stock for cash ($1.15
   per share)                              261,002         261      299,739     (150,000)              -            -

  Net loss for the year                          -           -            -            -               -     (375,138)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1996               5,220,000       5,220      369,780            -               -   (3,462,727)

                         (Continued on following page)
                            See accompanying notes.
                                      F-6



                                  ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
             STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
   For the Period from August 27, 1984 (Inception) through December 31, 1999

                        (Continued from preceding page)


                                                                                                           Deficit
                                                                                                         accumulated
                                                                 Additional                  Unearned      during the
                                              Common stock         paid-in      Stock         stock       development
                                           Shares       Amount     capital   subscriptions  compensation     stage
                                           ------       ------   ----------  -------------  ------------ ------------

  Capital contributions                          -           -      927,000            -               -            -

  Net loss for the year                          -           -            -            -               -   (1,351,448)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1997               5,220,000       5,220    1,296,780            -               -   (4,814,175)

  Sale of common stock for cash,  $2.75
   per share (Note 5)                      300,000         300      797,810            -               -            -

  Issuance of common stock pursuant to
   recapitalization (Note 5)               480,051         480      219,620            -               -            -

  Unearned stock compensation pursuant
   to issuance of common stock options
   (Notes 5 and 7)                               -           -    5,160,000            -      (5,160,000)           -

  Amortization of unearned stock
   compensation (Note 5)                         -           -            -            -       1,500,726            -

  Net loss for the year                          -           -            -            -               -   (2,764,627)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1998               6,000,051       6,000    7,474,210            -      (3,659,274)  (7,578,802)

                         (Continued on following page)
                            See accompanying notes.
                                      F-7



                                 ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
             STATEMENT  OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
   For the Period from August 27, 1984 (Inception) through December 31, 1999

                        (Continued from preceding page)


                                                                                                           Deficit
                                                                                                         accumulated
                                                                 Additional                  Unearned      during the
                                             Common stock          paid-in      Stock         stock       development
                                           Shares       Amount     capital   subscriptions  compensation     stage
                                           ------       ------   ----------  -------------  ------------ ------------

  Unearned stock compensation pursuant
   to issuance of common stock options
   (Note 5)                                      -           -    2,504,500            -      (2,504,500)           -

  Amortization of unearned stock
   compensation (Note 5)                         -           -            -            -       2,945,481            -

  Issuance of common stock pursuant to
   private placements (Note 5)           1,208,700       1,209    3,366,121            -               -            -

  Conversion of promissory notes to
   common stock (Note 5)                   100,831         101      201,561            -               -            -

  Shares issued from exercise of
   options (Note 5)                         20,000          20       79,980            -               -            -

  Shares issued for services                13,148          12       67,755            -               -            -

  Conversion of Series B preferred
   stock to common stock (Note 4)           15,000          15       74,985            -               -            -

  Shares issued for Series B preferred
   stock dividend (Note 4)                  24,550          25      122,725            -               -     (122,750)

  Accretion to mandatory redemption
   amount for Series B preferred stock           -           -      (25,425)           -               -            -

  Net loss for the year                          -           -            -            -               -   (4,939,262)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1999               7,382,280      $7,382  $13,866,412   $        -     $(3,218,293)($12,640,814)
                                         =========      ======  ===========   ==========     ===========  ===========

                            See accompanying notes.
                                      F-8

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1999
 and for the Period from August 27, 1984 (Inception) through December 31, 1999


                                                                    Cumulative
                                                                      amounts
                                                                       from
                                             1998         1999       inception
                                             ----         ----       ---------
Cash flows from operating activities:
   Net loss                              $(2,764,627) $(4,939,262) $(12,518,064)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Depreciation and amortization            24,306       40,842       122,516
     IBC partner royalty agreement            14,288       14,288       184,071
     Services contributed in exchange
      for stock and stock options          1,500,726    3,013,248     5,460,974
     Services contributed in exchange
      for compensation agreements                  -            -     2,231,678
     Increase in accounts payable  -
      related party                           11,314      112,449       123,763
     Decrease in accounts receivable -
      shareholder                              5,000            -             -
     Increase (decrease) in accounts
      payable                               (270,672)     139,901       199,042
     Increase in accrued interest                  -            -       169,139
     Other                                         -        1,662         1,793
                                         -----------  -----------  ------------

     Total adjustments                     1,284,962    3,322,390     8,492,976
                                         -----------  -----------  ------------

     Net cash used in operations          (1,479,665)  (1,616,872)   (4,025,088)

Cash flows from investing activities:
   Purchase of property and equipment
    (net)                                    (87,705)       2,413      (102,499)
   Patent costs                              (48,160)     (48,253)     (403,169)
   Deposits                                  (12,261)           -       (12,261)
                                         -----------  -----------  ------------

     Net cash used in investing activities  (148,126)     (45,840)     (517,929)

Cash flows from financing activities:
   Proceeds from recapitalization            220,100            -       220,100
   Deferred stock offering costs              10,746     (169,425)     (169,425)
   Proceeds from sale of common stock        798,110    3,447,330     4,600,440
   Proceeds from sale of preferred stock   1,142,750            -     1,142,750
   Proceeds from stockholder loans                 -            -       809,678
   Proceeds from stockholder advances              -            -        98,873
   Repayments of stockholder advances        (98,873)           -       (98,873)
   Proceeds from convertible notes payable         -      200,000       200,000
                                         -----------  -----------  ------------

     Net cash provided by financing
      activities                           2,072,833    3,477,905     6,803,543
                                         -----------  -----------  ------------

Net increase in cash                         445,042    1,815,193     2,260,526

Cash and cash equivalents at beginning
 of period                                       291      445,333             -
                                         -----------  -----------  ------------

Cash and cash equivalents at end of
 period                                    $ 445,333  $ 2,260,526  $  2,260,526
                                         ===========  ===========  ============

                          (Continued on following page)
                            See accompanying notes.
                                      F-9

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
                 For the years ended December 31, 1998 and 1999
and for the Period from August 27, 1984 (inception) through December 31, 1999


                         (Continued from preceding page)

   Supplemental disclosure of cash flow information:

                                                                     Cumulative
                                                                       amounts
                                                                        from
                                               1998       1999        inception
                                               ----       ----      -----------

Cash paid during period for interest          $1,451     $   -          $61,306


   Supplemental disclosure of non-cash financing activities:

   Pursuant to an agreement with IBC limited partners, the Company has accrued a liability totaling $184,071 at December 31, 1999 for advance royalties due to the individuals (see Note 7).

   On January 15, 1998, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to shareholders plus accrued interest and a $1,500,000 compensation agreement.

   During 1998 and 1999, the Company entered into several stock option agreements with persons and entities that have contributed services to the Company. In accordance with Statement of Financial Accounting Standards 123, the Company has recorded deferred compensation related to these agreements totaling $5,160,000 and $2,504,500 and has amortized compensation expense totaling $1,500,726 and $2,945,481, during 1998 and 1999, respectively. These stock option agreements are described more fully in Note 5.

   During 1999, the Company converted note payable agreements with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

   During 1999, the Company issued 13,148 shares of common stock for services totaling $67,767.

   In 1999, the Company issued 24,550 shares of common stock valued at $5.00 per share as payment of accrued dividends on Series B preferred stock.




                             See accompanying notes.
                                      F-10

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




1. Organization and summary of significant accounting policies

   Organization:

   Entropin, Inc., a Colorado corporation, was organized in August 1984, to be a pharmaceutical research company developing Esterom(R) solution, a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R) solution, as well as fund raising.

   On January 15, 1998, the Company consummated an agreement and plan of merger with Vanden Capital Group, Inc., a Colorado corporation, (Vanden), in which Vanden acquired all of the issued and outstanding common shares of the Company (see Note 5). The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, and a reverse acquisition with the Company as the acquirer.

   Basis of presentation and management's plans:

   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at December 31, 1999 of $12,640,814. The Company's continued existence is dependent on its ability to obtain FDA approval for Esterom(R) solution and market the product.

   As described in Note 5, the Company successfully completed recapitalization of the Company in January 1998. The Company also sold private offerings of 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500 (Note 4), $200,000 of convertible notes payable, and 1,508,700 shares of common stock for gross proceeds of $4,664,800 (Note 5), which offerings provide liquidity to the Company for current operations. The Company raised sufficient funds in 1999 to complete the first part of a two part Phase III clinical trial program associated with the FDA approval process for the treatment of acute painful shoulder. The trials began in November 1999 and the first part is scheduled for completion in mid 2000. Management is confident that it will raise the added funds necessary to complete the second part of the Phase III trials, ancillary studies and the New Drug Application (NDA) process, as well as additional funds for research and development and working capital via a secondary securities offering in early 2000. The Company completed the secondary offering on March 20, 2000 (see Note 10).

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




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

   The Company holds eight U.S. patents issued between 1984 and 1998 with expiration dates ranging from September 2001 to June 2014. These patents include two material composition patents covering the molecules contained in Esterom(R) solution that expire in 2012 and 2013. The Company's three initial patents were based on methods of treatment of rheumatoid arthritis using benzoylecgonine and related compounds, and the five subsequent patents include compound, composition and method claims involving derivative of the compounds represented in the earlier patents. The Company believes that some of the patents may be eligible for extensions of up to five years.

   In December 1993, the Company filed an International Patent Application under the Patent Cooperation Treaty claiming compounds present in the Esterom(R) solution formulation from which eight separate patent applications were derived - Australia, Canada, Europe, Hungary, Japan, New Zealand, Norway and Poland. In addition, the Company filed patent applications in China, Israel, Mexico, South Africa and Taiwan. From these foreign applications, nine patents have been issued to date.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




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

   Deferred stock offering costs:

   Deferred stock offering costs represent costs incurred to December 31, 1999, in connection with the proposed offering of common stock (see Note 5). In the event that such offering is successful, costs incurred as of December 31, 1999, and additional costs incurred subsequent to that date will be charged against the proceeds of the offering; if the offering is not successful, the costs will be charged to operations.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality financial institutions. At times during the periods, the balances at financial institutions exceeded FDIC limits.

   Stock-based compensation:

   The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Compensation costs for stock options is measured as the excess, if any, of the fair value of the options at date of grant over the exercise price.

2. Related party transactions

   Lease agreement:

   The Company subleases approximately 800 square feet of office space from a principal stockholder, at $800 per month.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




2. Related party transactions (continued)

   Conversion of long-term debt - stockholders:

   On January 15, 1998, the Company converted $1,710,487 of long-term debt and accrued interest, incurred for cash advances and past services associated with research and development, into 1,710,487 shares of 8% non-voting, non-cumulative Series A preferred stock at $1.00 per share (see Note 4). The debt was owed to significant stockholders.

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

   At December 31, 1999, the Company has net operating loss carryforwards of approximately $3,558,000 and future tax deductions of $6,946,000 which may be used to offset future taxable income. The future tax deductions result primarily from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss carryforwards expire in 2018 and 2019. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At December 31, 1998 and 1999, total deferred tax assets and the valuation allowance are as follows:

                                                    1998         1999
                                                    ----         ----
       Deferred tax assets resulting from:
         Net operating loss carryforwards      $  480,000   $1,245,000
         Accrual to cash adjustments              872,000      875,000
         Unearned stock compensation              525,000    1,556,000
                                               ----------   ----------

           Total                                1,877,000    3,676,000
                                               (1,877,000)  (3,676,000)
                                               ----------   ----------
                                               $        -   $        -
                                               ==========   ==========


   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




4. Redeemable preferred stock

   In December 1997, the Board of Directors approved an amendment to the Articles of Incorporation to authorize 10,000,000 shares of $.001 par value preferred stock. On January 15, 1998, the Company issued 3,210,487 shares of its Series A redeemable, non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to shareholders, accrued interest, and a $1,500,000 compensation agreement. The annual 8% dividend is based upon a $1.00 per share value, and is only payable out of earnings.

   The Series A preferred stock is subject to mandatory redemption. The shares are redeemable only from 20% of annual earnings, but not exceeding net cash flow from operating activities, and will automatically cancel on January 16, 2005, if not fully redeemed. The Company may voluntarily redeem outstanding shares of preferred stock at $1 per share.

   In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The shares are convertible on a one for one basis into common stock. The dividends accrue at the rate of $.50 per share per annum and are paid annually commencing July 15, 1999. At the Company's election, annual dividends were paid in shares of the Company's common stock valued at $5.00 per share at July 15, 1999. Dividends are added to net loss in determining net loss per common share. 15,000 Series B preferred shares have been converted as of December 31, 1999. All unconverted shares will be redeemed at $5.00 per share on or before July 15, 2003.

5. Stockholders' equity

   Recapitalization:

   On December 9, 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, in a reverse acquisition.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




5. Stockholders' equity (continued)

   Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated on January 15, 1998 and is presented on the statement of changes in stockholders' equity as an issuance of 480,051 shares of common stock for cash proceeds of $220,100 pursuant to recapitalization. In connection with the recapitalization, the Company issued options to purchase 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract as compensation for arranging the merger. The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000. The remaining options to acquire 180,001 shares are exercisable for a five-year period.

   Following the exchange, the Company's shareholders owned approximately 95% of the outstanding common stock of Vanden. The reverse acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the number of authorized and issued common shares, par value of common stock and additional paid-in capital have been restated on the balance sheet and the statement of stockholders' equity to give retroactive effect to the recapitalization.

   Private placements:

   In January 1998, the Company completed a private placement of 300,000 shares of its $.001 par value common stock for gross proceeds of $825,000, $2.75 per share.

   In April 1999, the Company completed a private placement of 497,500 shares of its $.001 par value common stock at $2.00 per share for gross proceeds of $995,000.

   In June 1999, the Company sold 304,750 shares of common stock at $4.00 per share for gross proceeds of $1,219,000 in a private placement.

   In September 1999, the Company sold 406,450 shares of common stock at $4.00 per share for gross proceeds of $1,625,800 in a private placement.

   Proposed public offering:

   In June 1999, the Company entered into a letter of intent with an underwriter to conduct a public offering of 2,000,000 units (consisting of one share of common stock and one warrant to purchase one share of common stock) with gross proceeds of approximately $12 to $14 million. The per share price will be determined by mutual agreement between the Company and underwriter. The Company completed the public offering on March 20, 2000 (see Note 10).

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




5. Stockholders' equity (continued)

   Other issuances of common stock:

   In March 1999, the Company received cash proceeds aggregating $200,000 pursuant to eight 10% convertible note payable agreements with various unrelated individuals and entities. Each note was unsecured, and due the earlier of 90 days from the date of issue or upon the receipt by the Company of certain proceeds from a private offering of its securities. Each note agreement also provided a warrant granting the holder the right to purchase three and one half restricted shares of the Company's common stock for each dollar of principal received by the Company, for an aggregate of 700,000 shares. The warrants have certain registration rights, an exercise price of $3.00 per share and are exercisable for five years from the date the shares become freely tradable. To the extent that the shares underlying the warrants are not registered within two years of grant date, the holders have the right to exercise the warrants on a cashless basis for a period of five years. In April 1999, the Company amended the note agreements to allow the note holders to convert their promissory notes to shares of common stock at $2.00 per share. Upon issuing the amendment, all note holders converted their notes, including accrued interest, to common stock resulting in new issuances of common stock totaling 100,831 shares. Due to the immediate conversion of the notes to common stock, none of the proceeds received upon issuance of the notes payable were allocated to the warrants. The net effect of allocating proceeds to the warrants would be an increase and corresponding equal decrease in additional paid-in capital.

   Stock options and warrants:

   In April 1998, the Company granted stock options to Western Center for Clinical Studies, Inc. to purchase 450,000 shares of the Company's common stock at $1.50 per share (see Note 7).

   In August 1998, the Company granted to each director options to purchase up to 60,000 shares of the Company's common stock (300,000 shares in the aggregate), exercisable for ten years at $3.00 per share. Options to purchase 20,000 shares each were fully vested February 1999, and the remaining 40,000 vest on a pro rata basis monthly through February 2001. Should any of the directors cease to serve on the board of directors, all non-vested options shall be forfeited. During 1999, a director resigned and options to purchase 35,000 shares were canceled.

   In September 1998, the board of directors approved a compensation plan for three officers and directors, to serve on a management team, which included stock options in lieu of salary aggregating 295,000 shares, exercisable for five years at $4.00 per share. Options to purchase 125,000 shares were fully vested in December 1998 and January 1999, and the remaining 170,000 vested on a pro rata basis monthly through June 30, 1999. During 1999, a director resigned and options to purchase 20,000 shares were canceled. During the period July through October 1999, the Company provided its management team additional stock options in lieu of salary to purchase an aggregate of 430,000 shares of common stock. The options are exercisable at $4.00 per share, and were fully vested at December 31, 1999.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




5. Stockholders' equity (continued)

   In October 1998, the Company provided a 100,000 share stock option agreement to an organization, with whom the Company entered into a one year consulting agreement. The consultant provided investor relations and development services, and received compensation of $5,000 per month. The options are exercisable at $4.00 per share and vest 50,000 shares as of the date of the agreement, 25,000 shares on March 31, 1999 and 25,000 shares on June 30, 1999. During May and August 1999, the organization exercised options for a total of 20,000 shares of common stock. In July 1999, the Company also agreed to provide the organization with an additional cash payment of $10,000, a warrant to purchase up to an additional 23,500 shares of the Company's common stock, as well as a finder's fee for all funds received by the Company related to fund raising activities attributable to the organization. The warrant is exercisable for five years at $4.00 per share.

   In December 1998, the board of directors approved a resolution whereby the Company granted to a company and an individual two stock options to purchase up to 17,500 shares of the Company's common stock (35,000 shares in the aggregate) in exchange for services the Company received during 1998. The options are exercisable at $4.00 per share for a period of five years and are fully vested as of the date of the resolution.

   On March 11, 1999, the Company provided a 175,000 share stock option agreement to an organization with whom the Company entered a one year consulting agreement. The Company may terminate the agreement after six months. The organization provides investment community relations services, and receives compensation of $3,000 per month. The option is exercisable at $3.00 per share. The option provides certain registration rights to the holder, and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

   On March 15, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was also to be paid a retainer of $7,000 per month. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $4.50 per share. In July 1999, the Company terminated the consulting agreement. As final settlement, the organization received $69,084 for fees and expenses earned in conjunction with fund raising and a warrant to purchase 50,000 shares of the Company's common stock, exercisable for five years at $4.00 per share. The previous warrants to purchase 300,000 shares of the Company's common stock were canceled.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




5. Stockholders' equity (continued)

   On March 22, 1999, the Company provided a 125,000 share stock option agreement to a partnership, with whom the Company entered into a six month consulting agreement. The partnership provides financial community relations and debt funding services. The options are exercisable at $3.00 per share. The options provide certain registration rights to the holder, and are exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

   On March 31, 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants are exercisable at $3.00 per share, provide certain registration rights, and vest 100,000 shares as of the date of the agreement, with the remaining 200,000 shares to vest in May and August 1999, subject to certain funding requirements. The 200,000 shares are subject to ratable reductions to the extent that any of the funding is not attributable to the organization. The term of the warrants will be through March 22, 2004. The Company had not received any funding during 1999 attributable to the organization and warrants to purchase 200,000 shares have been canceled. The remaining warrants to purchase 100,000 shares are in dispute.

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

   In June and July 1999, the Company provided stock option agreements aggregating 120,000 shares to an organization providing financial consulting services. The options are exercisable at $3.00 to $4.00 per share and vest 25,400 shares as of June 30, 1999, 20,000 shares at August 5, 1999, with the remaining shares vesting through February 1, 2001.

   In September 1999, the Company provided a 101,681 share stock warrant agreement to an organization providing assistance in the June and September 1999 private placements of common stock. The warrants are exercisable at $4.00 per share for five years and are fully vested (see Note 9).

   In November 1999, as partial consideration for consulting services, the Company issued to a consultant a warrant to purchase 30,000 shares of common stock, exercisable at $4.00 per share for five years.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




5. Stockholders' equity (continued)

   Also in November 1999, the Company granted an option to purchase 400,000 shares of common stock to its president at an exercise price of $5.00 per share. The shares vest as follows: 100,000 shares upon completion of the first part of the Phase III trials; 150,000 shares upon submission of the New Drug Application (NDA); and, 150,000 shares upon approval of the NDA. The options expire five years from the dates they become exercisable.

   The following is a summary of stock option and warrant activity:

                                                            Options/warrants
                            Option/                            exercisable
                            warrant    Wtd. avg.          Wtd. avg.
                           price per   exercise  Number   exercise  Number of
                            share       price   of shares  price      shares
                            -----       -----   ---------  -----      ------

Balance December 31, 1997 $     -        $    -         -   $   -            -
Granted                   $.001 to $4.00 $2.47  1,540,002       -            -
Exercised                  $0.001        $0.001  (180,001)      -            -
                           ------        ------ ---------

Balance December 31, 1998 $1.50 to $4.00 $2.79  1,360,001   $3.36      635,001
Granted                   $3.00 to $5.00 $3.71  2,836,181       -            -
Canceled                  $3.00 to $4.00 $3.04   (555,000)      -            -
Exercised                  $4.00         $4.00    (20,000)      -            -
                           -----         -----  ----------  -----    ---------

Balance December 31, 1999 $1.50 to $5.00 $3.37  3,621,182  $ 3.59    1,667,848
                                                =========            =========


   The following is additional information with respect to those options and warrants outstanding at December 31, 1999:

                                      Wtd.avg.
                                     remaining                     Options/
                                    contractual      Number        warrants
  Option/warrant price per share   life in years   of shares     exercisable
  ------------------------------   -------------   ---------     -----------
              $1.50                    3.4          450,000        75,000
              $2.80                    3.0          180,001       180,001
              $3.00                    6.5        1,425,000       314,999
              $4.00                    4.4        1,076,181     1,067,848
              $5.00                    4.8          490,000        30,000
                                                  ---------     ---------
                                                  3,621,182     1,667,848
                                                  =========     =========

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




5. Stockholders' equity (continued)

   At December 31, 1999, outstanding options and warrants aggregating 1,565,182 shares have certain registration rights and options and warrants aggregating 2,295,181 shares contain certain cashless exercise provisions.

   4,114,564 shares of the 4,179,564 shares owned by the Company's directors, officers, and 5% or greater stockholders, and substantially all of the shares underlying the outstanding options and warrants are subject to lock-up agreements which expire one year after the effective date of the proposed public offering unless released sooner upon written consent.

   Unearned stock compensation:

   At December 31, 1999, the Company had outstanding an aggregate of 3,621,182 options and warrants of which 2,436,000 were granted at purchase prices lower than fair value of the stock at date of grant, including the stock options and warrants disclosed above and the 450,000 granted to the Western Center for Clinical Studies, Inc. (see Note 7). The excess of the fair value at the grant date of the options and warrants, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                              Year ended          Cumulative
                                             December 31,        amounts from
                                           1998         1999      inception
                                           ----         ----     ------------

    Research and development            $  502,000  $  709,224   $1,211,224
    General and administrative             998,726   2,236,257    3,234,983
                                        ----------  ----------   ----------

                                        $1,500,726  $2,945,481   $4,446,207
                                        ==========  ==========   ==========


   The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1999: dividend yield of 0%, expected volatility of 51% - 100%, risk-free interest rate of 4.63% - 6.22%, and expected life of five to nine years.

6. Basic and diluted net loss per share

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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




7. Commitments and contingencies

   Compensation agreements:

   In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the I.B.C. Limited Partnership. The limited partnership participated in the early development of Esterom(R) solution (the medicine) and owned the patent rights to three patents and all intellectual property rights. Under the terms of the Agreement, the Company acquired all of the patent and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for past expenses paid for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 1999, no liabilities have been accrued with respect to this agreement.

   In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of products by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum earned payment is payable when the Company is either reimbursed for expenses paid for the development of the medicine or from the first income received by the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of December 31, 1999, the liability accrued with respect to this agreement totaled $184,071. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

   Development and Supply Agreements:

   On January 1, 1997, the Company entered into ten year Development and Supply Agreements with Mallinckrodt, Inc. to develop all of the chemistry, manufacturing and controls to comply with the drug master file of the Food and Drug Administration as well as supply the bulk active product for marketing. In exchange for these services, Mallinckrodt received exclusive rights as a supplier of the bulk active product to the Company in North America. The price of the ingredient is based on the price of the components in the bulk active product.

   In addition, pursuant to the agreements, the Company has granted Mallinckrodt a right of first refusal to supply the Company's requirements of the bulk active product in all other parts of the world outside of North America.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




7. Commitments and contingencies (continued)

   The Company is dependent upon Mallinckrodt, Inc. to provide the raw material from which the active ingredients in Esterom(R) solution are derived.

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

   Management agreements:

   During April 1998, the Company entered into an agreement with Western Center for Clinical Studies, Inc. (WCCS), to provide assistance in taking Esterom(R) solution through the clinical trials and New Drug Application(NDA) approval. The agreement was subsequently amended in July 1999 and October 1999. The Company is required to pay management fees of $880,400 through January 5, 2001 and $76,400 per quarter commencing January 2001 and continuing until NDA submission. The Company also has granted stock options to WCCS to purchase 450,000 shares of Entropin common stock at $1.50 per share. The options will expire five years from the date they become exercisable. The shares underlying the options are also provided with certain registration rights. The difference between the fair value of the options at date of grant and the exercise price, totaling approximately $1,950,000 using the Black-Scholes option pricing model, has been recorded as additional paid-in capital and unearned stock compensation. The unearned stock compensation is being amortized to expense on a straight-line basis over the initial 33 month term of the agreement.

   In August 1999, the Company entered into an agreement with Therapeutic Management, Inc. to provide clinical trial management services and monitor all aspects of Esterom(R) solution's Phase III clinical studies. In November 1999, the Company entered into an agreement with WCCS to assume the Company's obligations under Therapeutic Management Agreement. The Company will pay WCCS approximately $350,000 based upon completion of certain project goals.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998 and 1999




8. Financial instruments

   The carrying values of cash and cash equivalents, accounts payable and accounts payable - related party approximates fair value due to the short-term maturities of these instruments.

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

9. Subsequent event

   On March 9, 2000, the Company entered into an agreement with an organization to cancel a 101,681 share stock warrant agreement issued in September 1999 in connection with private placements of common stock (see Note 5). The Company has agreed to pay $330,000 cash as consideration for cancellation of the warrant agreement.

10.Completion of public offering

   On March 20, 2000, the Company completed a secondary public offering. The Company received net proceeds of approximately $12,600,000 from the sale of 2,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants.