Form 10QSB
period 2000-03-31
ENTROPIN INC
filed 2000-05-15
CIK 837600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended        March 31, 2000
                                      --------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from _____________ to ____________

            Commission file number            33-23693
                                  -----------------------------

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

                   45926 Oasis Street, Indio, CA 92201
--------------------------------------------------------------------------
                (Address of principal executive offices)

                             (760) 775-8333
--------------------------------------------------------------------------
                       (Issuer's telephone number)

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

As of May 12, 2000, 9,596,680 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes       No X
                                                    ---      ---

                             ENTROPIN, INC.



                                  INDEX
                                  -----

PART 1.                   FINANCIAL INFORMATION                  PAGE NO.
-------                   ---------------------                  --------

Item 1.  Financial Statements:

Balance Sheet - December 31, 1999 and March 31, 2000 (unaudited)       2

Statement of Operations - For the Three Months Ended March 31, 1999
and 2000 and Cumulative Amounts from Inception (August 27, 1984)
Through March 31, 2000 (unaudited)                                     4

Statement of Stockholders' Equity - For the Three Months Ended
March 31, 2000 (unaudited)                                             5

Statement of Cash Flows - For the Three Months Ended March 31, 1999
and 2000 and Cumulative Amounts from Inception (August 27, 1984)
Through March 31, 2000 (unaudited)                                     6

Notes to Unaudited Financial Statements                                8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              13


PART II.                    OTHER INFORMATION
--------                    -----------------

Item 1.  Legal Proceedings                                             16

Item 2.  Changes in Securities                                         16

Item 6.  Exhibits and Reports on Form 8-K                              16

Signatures                                                             16

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                      December 31, 1999 and March 31, 2000
                                  (Unaudited)

                                     ASSETS

                                                           1999          2000
                                                           ----          ----
Current assets:
   Cash and cash equivalents                            $2,260,526  $ 7,429,746
   Certificates of deposit                                       -    6,503,000
   Accounts receivable - related party                           -       73,526
   Accrued interest receivable                                   -       32,536
   Prepaid expenses                                              -       32,238
                                                        ----------  -----------

                                                         2,260,526   14,071,046

Property and equipment, at cost:
   Leasehold improvements                                   61,437       61,437
   Office furniture and equipment                           23,855       27,023
                                                        ----------  -----------

                                                            85,292       88,460

   Less accumulated depreciation                           (23,429)     (32,522)
                                                        ----------  -----------

     Net property and equipment                             61,863       55,938

Other assets:
   Deposits                                                 12,261       12,261
   Deferred stock offering costs (Note 4)                  169,425            -
   Patent costs, less accumulated amortization
     of $82,019 (1999) and $88,096 (2000)                  321,150      321,779
                                                        ----------  -----------
      Total other assets                                   502,836      334,040
                                                        ----------  -----------
                                                        $2,825,225  $14,461,024
                                                        ==========  ===========

                            See accompanying notes.
                                       2

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                      December 31, 1999 and March 31, 2000
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           1999          2000
                                                           ----          ----

Current liabilities:
   Accounts payable                                    $   199,042  $   386,975
   Accounts payable - related parties                      123,763       31,497
                                                       -----------  -----------
     Total current liabilities                             322,805      418,472

Deferred royalty agreement (Note 6)                        184,071      187,643

Commitments and contingencies (Note 6)

Series A redeemable preferred stock, $.001 par value;
   3,210,487 shares authorized, issued and outstanding,
   $1 per share redemption value                         3,210,487    3,210,487

Series B redeemable convertible preferred stock, $.001
   par value; 400,000 shares authorized, 230,500 shares
   issued and outstanding, $5.00 per share redemption
   value (Note 3)                                        1,093,175    1,093,175

Stockholders' equity (deficit) (Note 4):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A and B reported above                   -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 7,382,280 (1999) and 9,382,895 (2000)
     shares issued and outstanding                           7,382        9,383
   Additional paid-in capital                           13,866,412   26,023,249
   Deficit accumulated during the development stage    (12,640,814) (13,919,012)
   Unearned stock compensation                          (3,218,293)  (2,562,373)
                                                       -----------  -----------
     Total stockholders' equity (deficit)               (1,985,313)   9,551,247
                                                       -----------  -----------
                                                       $ 2,825,225  $14,461,024
                                                       ===========  ===========
                            See accompanying notes.
                                       3

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 For the Three Months Ended March 31, 1999 and 2000
       and for the Period from August 27, 1984 (inception) to March 31, 2000
                                    (Unaudited)

                                                                   Cumulative
                                                                  amounts from
                                            1999        2000       inception
                                            ----        ----      ------------
Costs and expenses:
   Research and development (Note 4)   $   318,112   $  498,023   $  7,095,433
   General and administrative (Note 4)     758,115      807,016      6,433,655
   Rent-related party                            -        2,400         20,714
   Depreciation and amortization             9,703       15,170        137,686
                                       -----------   ----------   ------------

    Operating loss                      (1,085,930)  (1,322,609)   (13,687,488)

Other income (expense):
   Interest income                           2,805       44,411        134,037
   Interest expense                              -            -       (242,811)
                                       -----------   ----------   ------------

    Total other income (expense)             2,805       44,411       (108,774)
                                       -----------   ----------   ------------

Net loss (Note 2)                       (1,083,125)  (1,278,198)   (13,796,262)

Accrued dividends applicable to
   Series B preferred stock (Note 3)       (30,688)     (28,813)      (204,373)
                                       -----------   ----------   ------------
Net loss applicable to common
   shareholders                        $(1,113,813) $(1,307,011)  $(14,000,635)
                                       ===========  ===========   ============

Basic net loss per common share
   (Note 5)                            $      (.19) $      (.17)  $      (2.59)
                                       ===========  ============  ============

Weighted average common shares
   outstanding (Note 5)                  6,000,000    7,646,000      5,404,000
                                       ===========  ===========   ============

                            See accompanying notes.
                                       4



                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        for the Period from August 27, 1984 (inception) to March 31, 2000
                                   (Unaudited)
                                                                                              Deficit
                                                                                            accumulated
                                                                Additional     Unearned     during the
                                              Common stock        paid-in       stock       development
                                            Shares    Amount      capital    compensation      stage
                                           ---------  ------    ----------   ------------   -----------

Balance, December 31, 1999                 7,382,280  $7,382   $13,866,412   $(3,218,293)  $(12,640,814)

   Amortization of unearned stock
     compensation (Note 4)                         -       -             -       655,920              -

   Repurchase of 101,681 stock warrants
     for cash (Note 4)                             -       -      (330,000)            -              -

   Issuance of common stock pursuant to
     public offering (Note 4)              2,000,000   2,000    12,484,138             -              -

   Shares of stock issued for services           615       1         2,699             -              -

  Net loss for the three months ended
     March 31, 2000                                -       -             -             -     (1,278,198)
                                           ---------   -----   -----------   -----------   ------------

Balance, March 31, 2000                    9,382,895  $9,383   $26,023,249   $(2,562,373)  $(13,919,012)
                                           =========  ======   ===========   ===========   ============

                            See accompanying notes.
                                       5

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 2000
      and for the Period from August 27, 1984 (inception) to March 31, 2000
                                   (Unaudited)

                                                                     Cumulative
                                                                       amounts
                                                                        from
                                               1999        2000      inception
                                               ----        ----      ---------
Cash flows from operating activities:
   Net loss                               $(1,083,125 $(1,278,198) $(13,796,262)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization              9,703      15,170       137,686
     IBC partner royalty agreement              3,572       3,572       187,643
     Services contributed in exchange for
       stock and stock options                747,765     655,920     6,116,894
     Services contributed in exchange for
       compensation agreements                      -           -     2,231,678
     Increase (decrease) in accounts
       payable - related party                (26,717)    (92,266)       31,497
     Advances to related party                      -     (73,526)      (73,526)
     Increase (decrease) in accounts
       payable                                 (3,592)    187,933       386,975
     Increase in accrued interest                   -     (32,536)      136,603
     Other                                          -     (32,238)      (30,445)
                                          ----------- -----------  ------------

     Total adjustments                        730,731     632,029     9,125,005
                                          ----------- -----------  ------------

     Net cash used in operations             (352,394)   (646,169)   (4,671,257)

Cash flows from investing activities:
   Purchase of property and equipment (net)    (1,500)     (3,168)     (105,667)
   Patent costs                               (12,566)     (6,706)     (409,875)
   Deposits                                         -           -       (12,261)
   Certificates of deposit                          -  (6,503,000)   (6,503,000)
                                          ----------- -----------  ------------

     Net cash used in investing activities    (14,066) (6,512,874)   (7,030,803)

Cash flows from financing activities:
   Proceeds from recapitalization                   -           -       220,100
   Proceeds from sale of common stock (net)         -  12,658,263    17,089,278
   Proceeds from sale of preferred stock
     (net)                                          -           -     1,142,750
   Repurchase of warrants                           -    (330,000)     (330,000)
   Proceeds from stockholder loans                  -           -       809,678
   Proceeds from stockholder advances               -           -        98,873
   Repayments of stockholder advances               -           -       (98,873)
   Proceeds from convertible notes payable    200,000           -       200,000
                                          ----------- -----------  ------------

     Net cash provided by financing
       activities                             200,000  12,328,263    19,131,806
                                           ----------- -----------  ------------

Net increase in cash                         (166,460)  5,169,220     7,429,746

Cash and cash equivalents at beginning of
   period                                     445,333   2,260,526             -
                                          ----------- -----------  ------------

Cash and cash equivalents at end of
   period                                 $   278,873 $ 7,429,746  $  7,429,746
                                          =========== ===========  ============

                         (Continued on following page)
                             See accompanying notes.
                                       6

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 2000
       and for the Period from August 27, 1984 (inception) to March 31, 2000
                                    (Unaudited)




                         (Continued from preceding page)

Supplemental disclosure of non-cash investing and financing activities:

   During the three months ended March 31, 2000, the Company issued 615 shares of common stock for services totaling $2,700.




                              See accompanying notes.
                                        7

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   March 31, 2000



The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

1. Organization and selected accounting policies

   Organization:

   Entropin, Inc., a Colorado corporation, was organized as a California corporation in August 1984, to be a pharmaceutical research company developing Esterom(R) solution, a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R) solution, as well as fund raising.

   Concentrations of credit risk:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and certificates of deposit. The Company places its cash with high quality financial institutions. At times during the periods, the balances at financial institutions may exceed FDIC limits.

   Stock-based compensation:

   The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Compensation costs for stock options is measured as the excess, if any, of the fair value of the options at date of grant over the exercise price.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   March 31, 2000



2. Income taxes

   At March 31, 2000, the Company has net operating loss carryforwards of approximately $4,177,000 and future tax deductions of $7,602,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the Company as an S corporation. The net operating loss carryforwards expire in 2018, 2019 and 2020. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At March 31, 2000, total deferred tax assets and valuation allowance are as follows:

                                                1999         2000
                                                ----         ----
     Deferred tax assets resulting from:
       Net operating loss carryforwards    $   596,000  $ 1,462,000
       Accrual to cash adjustments             874,000      875,000
       Unearned stock compensation             787,000    1,786,000
                                           -----------  -----------

       Total                                 2,257,000    4,123,000

    Less valuation allowance                (2,257,000)  (4,123,000)
                                           -----------  -----------

                                           $         -  $         -
                                           ===========  ===========

   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

3. Redeemable preferred stock

   At the Company's election, the annual dividends on the Series B preferred stock were paid in shares of the Company's common stock valued at $5.00 per share at July 15, 1999. Dividends are added to net loss in determining net loss per common share.

4. Stockholders' equity

   Completion of public offering:

   On March 20, 2000, the Company completed a secondary public offering. The Company received net proceeds of approximately $12,500,000 (net of offering expenses of approximately $2,000,000) from the sale of 2,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants. The warrants are exercisable at $10.50 per share at any time until March 14, 2005. After March 14, 2001, under certain conditions, the warrants are redeemable at $.25 per warrant (see Note 7). The Company also issued to the underwriter warrants to purchase up to 200,000 shares at an exercise price of $8.75 per share and to purchase up to 200,000 warrants to purchase 200,000 shares at $.30 per warrant.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   March 31, 2000



4. Stockholders' equity (continued)

   Other common stock transactions:

   On March 9, 2000, the Company entered into an agreement with an organization to cancel a 101,681 share stock warrant agreement issued in September 1999 in connection with private placements of common stock. The Company paid $330,000 cash as consideration for cancellation of the warrant agreement.

   Stock options and warrants:

   The following is a summary of stock option activity:
                                                             Options exercisable
                              Option     Wtd.avg.   Number   Wtd. avg.  Number
                             price per   exercise     of     exercise    of
                               share      price     shares   price      shares
                             ---------   --------   ------   --------   ------
   Balance December 31,
     1999                 $1.50 to $5.00  $3.42   2,616,001   $3.44   1,692,670
   Granted                     $0.00      $0.00           -       -           -
   Exercised                   $0.00      $0.00           -       -           -
                               -----      -----   ---------   -----   ---------
   Balance March 31,
     2000                 $1.50 to $5.00  $3.42   2,616,001   $3.44   1,692,670
                                                  =========   =====   =========


   The following is additional information with respect to those options outstanding at March 31, 2000:

                                Wtd.avg.remaining      Number
            Option price        contractural life        of        Options
             per share              in years           shares   exercisable
             ---------          -----------------     -------   -----------
              $1.50                   3.1             450,000       75,000
              $2.80                   2.8             180,001      180,001
              $3.00                   6.0             625,000      540,001
              $4.00                   4.0             901,000      897,668
              $5.00                   4.6             460,000            -
                                                    ---------    ---------

                                                    2,616,001    1,692,670
                                                    =========    =========

   The following is a summary of stock warrant activity:

                                     Warrant price      Number
                                       per share       of shares
                                     -------------     ---------

   Balance December 31, 1999         $3.00 to $5.00      1,005,181
   Granted                           $8.75 to $10.50     2,200,000
   Repurchased                           $4.00            (101,681)
   Exercised                             $0.00                   -
                                         -----           ---------

   Balance March 31, 2000            $3.00 to $10.50     3,103,500
                                                         =========

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   March 31, 2000



4. Stockholders' equity (continued)

   Unearned stock compensation:

   At March 31, 2000, the Company had outstanding an aggregate of 5,519,501 options and warrants of which 1,070,000 were at purchase prices lower than fair value of the stock at date of grant, including the 450,000 stock options granted to Western Center for Clinical Studies, Inc. (see Note 6). The excess of the fair value of the options and warrants, using the Black-Scholes option pricing model, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                     Three Months Ended        Cumulative
                                           March 31,          amounts from
                                         1999         2000     inception
                                         ----         ----    ------------

   Research and development            $177,306     $177,306   $1,388,530
   General and administrative           570,459      478,614    3,713,597
                                       --------     --------   ----------

                                       $747,765     $655,920   $5,102,127
                                       ========     ========   ==========


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

6. Commitments and contingencies

   Compensation agreements:

   In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the I.B.C. Limited Partnership. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for expenses incurred for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of March 31, 2000, no liabilities have been accrued with respect to this agreement.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   March 31, 2000



6. Commitments and contingencies (continued)

   In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% of the Company's annual sales) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company has agreed to pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners a one-time payment of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. These amounts become payable when the Company is reimbursed for expenses incurred for the development of the medicine, or from the first income received by the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of March 31, 2000, the total liability accrued with respect to this agreement was $187,643. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

   Management agreements:

   During April 1998, the Company entered into an agreement with Western Center for Clinical Studies, Inc. (WCCS), to provide assistance in taking Esterom(R) solution through the clinical trials and New Drug Application(NDA) approval process. The agreement was subsequently amended on July 21, 1999. The Company is required to pay management fees of $880,400 through January 5, 2001 and $76,400 per quarter commencing January 2001 and continuing until NDA submission. The Company also has granted stock options to WCCS to purchase 450,000 shares of Entropin common stock at $1.50 per share. The options will expire five years from the date they become exercisable. The shares underlying the options are also provided with certain registration rights.

   In August 1999, the Company entered into an agreement with Therapeutic Management, Inc. to provide clinical trial management services and monitor all aspects of Esterom(R)'s Phase III clinical studies. In November 1999, the Company entered into an agreement with WCCS to assume the Company's obligations under the Therapeutic Management agreement. The Company will pay WCCS approximately $350,000 based upon completion of certain project goals.

7. Subsequent event

   On May 1, 2000, the Company received net proceeds of $1,188,150 from the overallotment sale of 180,000 shares of common stock and 300,000 warrants. The warrants carry the same terms as those sold in the public offering (see
   Note 4).

                       MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Overview

   We were incorporated in California in 1984 as Entropin, Inc. ("old Entropin"), and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc. to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. We were merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation.

   From our inception in August 1984, we have devoted resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of March 31, 2000, our accumulated deficit was approximately $14 million.

   Plan of Operation

   We raised sufficient funds in 1999 to complete the first part of a two part Phase III clinical trial program associated with the FDA approval process for the treatment of acute painful shoulder. The trials began in November 1999 and the first part is scheduled for completion in mid-2000. In March 2000 we raised additional funds through a successful secondary offering. We intend to use a substantial portion of these funds to finance part two of our Phase III clinical trials, our New Drug Application process related to the treatment of acute painful shoulder, and to provide funds for research and development and working capital. In the future, we plan to seek FDA approval to market Esterom(R) solution for the treatment of impaired range of motion associated with lower back pain and identify and develop other medical applications for Esterom(R) solution, such as applications for arthritis and other joint disorders. We intend to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing and sales and marketing.

   Results of Operations

   Three months ended March 31, 2000 compared to the three months ended March 31, 1999. Our research and development expenses were $498,023 for 2000, as compared to $318,112 in 1999. The increase in research and development resulted primarily from initiation of Phase III clinical trials. Our general and administrative expenses were comparable for the two three month periods, $807,016 in 2000, as compared to $758,115 in 1999. Our interest income was $44,411 in 2000, as compared to $2,805 in 1999. This increase in interest income resulted from greater cash and cash equivalent balances during 2000 reflecting the proceeds from private placements and our secondary public offering.

   Liquidity and Capital Resources

   We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through March 31, 2000, we have received net cash proceeds from these financing activities aggregating approximately $19 million. As of March 31, 2000, our working capital was $13,652,574. On March 20, 2000, we completed a secondary public offering generating net proceeds of approximately $12,500,000 from the sale of 2,000,000 shares of common stock and warrants. On May 1, 2000, we received approximately $1,200,000 from the overallotment sale of 180,000 shares of common stock and 300,000 warrants.

   Our liquidity and capital needs relate primarily to working capital, research and development of Esterom(R) solution, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe the proceeds from our secondary offering and overallotment will provide sufficient capital resources to fund our operations through the NDA approval process. Expectations about our long-term liquidity may prove inaccurate if approval for Esterom(R) solution is delayed or not obtained. We will not generate revenue from sales of Esterom(R) solution unless Esterom(R) solution is approved by the FDA for marketing.

   Net cash used in operating activities was approximately $646,169 in 2000 and $352,000 in 1999. The cash used in operations was primarily related to funding expansion of research and development activities, as well as establishing an administrative infrastructure. For the three months ended March 31, 2000, cash used in operating activities principally represents the net loss for the period of $1,278,198 adjusted for non-cash stock option compensation and an increase in accounts payable.

   In March 2000, we entered into an agreement with Neidiger, Tucker, Bruner, Inc. to cancel a 101,681 share stock warrant agreement, for which we paid $330,000 cash as consideration.

   As of March 31, 2000, our principal source of liquidity was approximately $13,900,000 in cash, cash equivalents and certificates of deposit, excluding the proceeds of our overallotment sale.

   In April 1998, we entered into an agreement with WCCS to assist us in obtaining FDA approval for Esterom(R) solution. We are required to pay management fees of approximately $880,400 through January 5, 2001 and $76,400 per quarter beginning January 2001 and continuing until a New Drug Application is filed with the FDA.

   In August 1999, we entered into an agreement with Therapeutic Management, Inc. to provide clinical trial management services and monitor all aspects of Esterom's part one of the Phase III clinical studies. In November 1999, we entered into an agreement with WCCS to assume our obligations under our agreement with Therapeutic Management, Inc. to perform tasks required to comply with FDA regulations applicable to the conduct, coordination and management of the first Phase III trial. Among other things, WCCS is to select investigators, train clinical site personnel, maintain the master file of all pre-study and study documents, and prepare the Study Report to be submitted to the FDA. We will pay Western an additional $350,000 based on completion of certain project goals.

   Our operating expenses will increase as we proceed with part two of our Phase III clinical trials through the New Drug Application and the related FDA approval process. We also expect that our general and administrative expenses will increase significantly with the addition of our full-time chief executive officer and president. The estimated period for which the we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. In the event that our capital requirements are greater than estimated, we made need to raise additional capital to fund our research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom(R) solution, the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom(R) solution gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise capital on favorable terms could have a material adverse effect on business, financial condition or results of operations.

                                 PART II

                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2.   CHANGES IN SECURITIES.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          None.


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENTROPIN, INC.


Date:     May 15, 2000        By: /s/ Higgins D. Bailey
                                 ---------------------------------------
                                   Higgins D. Bailey
                                   Chairman of the Board


Date:     May 15, 2000        By: /s/ Wellington Ewen
                                 ---------------------------------------
                                   Wellington Ewen
                                   Chief Financial Officer