Form 10QSB
period 2000-06-30
ENTROPIN INC
filed 2000-08-14
CIK 837600

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        JUNE 30, 2000        .
                                     -----------------------------


    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________ to ________

          Commission file number          33-23693           .
                                 -----------------------------


                              ENTROPIN. INC
                              -------------
    (Exact name of small business issuer as specified in its charter)

           COLORADO            .                   84-1090424           .
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS employer Identification No.)
incorporation or organization)


                   45926 Oasis Street. Indio. CA 92201
                   -----------------------------------
                (Address of principal executive offices)

                             (760) 775-8333
                             --------------
                       (Issuer's telephone number)

                                   N/A
                                   ---
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  x   No
                                  ---     ---

As of August 7, 2000, 9,598,326 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format Yes    No x
                                                 ---   ---

                                 ENTROPIN, INC.





                                      INDEX


                                                                     Page No.

PART I.           FINANCIAL INFORMATION

Item 1.     Financial statements:

Balance Sheet - December 31, 1999 and June 30, 2000 (unaudited)          2

Statement of Operations - For the Three Months Ended June 30, 1999
and 2000 (unaudited)                                                     4

Statement of Operations - For the Six Months Ended June 30, 1999
and 2000 and Cumulative Amounts from Inception (August 27, 1984)
Through June 30, 2000 (unaudited)                                        5

Statement of Stockholders' Equity (Deficit) - for the Six Months
Ended June 30, 2000 (unaudited)                                          6

Statement of Cash Flows - For the Six Months Ended June 30, 1999
and 2000 and Cumulative Amounts from Inception (August 27, 1984)
Through June 30, 2000 (unaudited)                                        7

Notes to Unaudited Financial Statements                                  9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               15



PART II.                OTHER INFORMATION

   Item 1   Legal proceedings                                           18

   Item 2   Changes in securities and use of proceeds                   18

   Item 4   Submission of matters to a vote of security holders         19

   Item 6   Exhibits and reports on Form 8-K                            20

            Signatures                                                  20

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 1999 and June 30, 2000
                                  (Unaudited)

                                     ASSETS

                                                        1999         2000
                                                        ----         ----
Current assets:
   Cash and cash equivalents                          $2,260,526  $ 5,510,460
   Certificates of deposit                                     -    8,542,570
   Accounts receivable - related party                         -          256
   Accrued interest receivable                                 -      143,266
   Prepaid expenses                                            -       19,343
                                                      ----------  -----------

                                                       2,260,526   14,215,895

Property and equipment, at cost:
   Leasehold improvements                                 61,437       61,437
   Office furniture and equipment                         23,855       33,740
                                                      ----------  -----------

                                                          85,292       95,177

   Less accumulated depreciation                         (23,429)     (38,941)
                                                      ----------  -----------

    Net property and equipment                            61,863       56,236

Other assets:
   Deposits                                               12,261       13,313
   Deferred stock offering costs (Note 4)                169,425            -
   Patent costs, less accumulated amortization of
    $82,019 (1999) and $94,074 (2000)                    321,150      315,800
                                                      ----------  -----------

      Total other assets                                 502,836      329,113
                                                      ----------  -----------

                                                      $2,825,225  $14,601,244
                                                      ==========  ===========

                            See accompanying notes.
                                       2

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 1999 and June 30, 2000
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          1999         2000
                                                          ----         ----
Current liabilities:
   Accounts payable                                   $  199,042  $   367,937
   Accounts payable - related parties                    123,763       28,750
                                                      ----------  -----------
    Total current liabilities                            322,805      396,687

Deferred royalty agreement (Note 6)                      184,071      191,215

Commitments and contingencies (Note 6)

Series A redeemable preferred stock, $.001 par
 value; 3,210,487 shares authorized, issued and
 outstanding, $1 per share redemption value            3,210,487    3,210,487

Series B redeemable convertible preferred stock,
 $.001 par value; 400,000 shares authorized, 230,500
 share (1999)and 225,500 (2000) issued and outstanding,
 $5.00 per share redemption value (Note 3)             1,093,175    1,069,462

Stockholders' equity (deficit)(Note 4):
 Preferred stock, $.001 par value; 10,000,000 shares
  authorized, Series A and B reported above                    -            -
 Common stock, $.001 par value; 50,000,000 shares
  authorized, 7,382,280 (1999) and 9,568,180 (2000)
  shares issued and outstanding                            7,382        9,568
 Additional paid-in capital                           13,866,412   27,352,513
 Deficit accumulated during the development stage    (12,640,814) (15,617,235)
 Unearned stock compensation                          (3,218,293)  (2,011,453)
                                                     -----------  -----------
    Total stockholders' equity (deficit)              (1,985,313)   9,733,393
                                                     -----------  -----------

                                                     $ 2,825,225  $14,601,244
                                                     ===========  ===========


                            See accompanying notes.
                                      3

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 2000
                                  (Unaudited)


                                                          1999        2000
                                                          ----        ----
Costs and expenses:
   Research and development (Note 4)                $   376,219  $   992,252
   General and administrative (Note 4)                  955,536      915,873
   Rent-related party                                     1,200        2,400
   Depreciation and amortization                         10,090       12,397
                                                    -----------  -----------

    Operating loss                                   (1,343,045)  (1,922,922)

Other income (expense):
   Interest income                                       10,526      224,699
   Interest expense                                      (1,662)           -
                                                    -----------  -----------

    Total other income (expense)                          8,864      224,699
                                                    -----------  -----------

Net loss (Note 2)                                    (1,334,181)  (1,698,223)

Accrued dividends applicable to Series B
   preferred stock (Note 3)                             (30,688)     (27,562)
                                                    -----------  -----------

Net loss applicable to common shareholders           (1,364,869) $(1,725,785)
                                                    ===========  ===========

Basic net loss per common share (Note 5)            $      (.20) $      (.18)
                                                    ===========  ===========

Weighted average common shares
   outstanding (Note 5)                               6,713,000    9,566,000
                                                    ===========  ===========


                            See accompanying notes.
                                      4

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                For the Six Months Ended June 30, 1999 and 2000
   and for the Period from August 27, 1984 (inception) through June 30, 2000
                                  (Unaudited)

                                                                   Cumulative
                                                                 amounts from
                                            1999        2000       inception
                                            ----        ----     ------------
Costs and expenses:
   Research and development (Note 4)   $   694,331  $ 1,490,275   $ 8,087,685
   General and administrative (Note 4)   1,713,651    1,722,889     7,349,528
   Rent-related party                        1,200        4,800        23,114
   Depreciation and amortization            19,793       27,567       150,083
                                       -----------  -----------   -----------

    Operating loss                      (2,428,975)  (3,245,531)  (15,610,410)

Other income (expense):
   Interest income                          13,331      269,110       358,736
   Interest expense                         (1,662)           -      (242,811)
                                       -----------  -----------   -----------

    Total other income (expense)            11,669      269,110       115,925
                                       -----------  -----------   -----------

Net loss (Note 2)                       (2,417,306)  (2,976,421)  (15,494,485)

Accrued dividends applicable to Series
   B preferred stock (Note 3)              (61,376)     (56,375)     (231,935)
                                       -----------  -----------   -----------

Net loss applicable to common
  shareholder                          $(2,478,682) $(3,032,796) $(15,726,420)
                                       ===========  ===========  ============

Basic net loss per common share
 (Note 5)                              $      (.39) $      (.35) $      (2.88)
                                       ===========  ===========  ============

Weighted average common shares
   outstanding (Note 5)                  6,359,000    8,595,000     5,470,000
                                       ===========  ===========  ============

                            See accompanying notes.
                                      5



                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
            For the Period from January 1, 2000 through June 30, 2000
                                  (Unaudited)

                                                                                           Deficit
                                                                                          accumulated
                                                               Additional    Unearned     during the
                                             Common stock       paid-in       stock       development
                                           Shares    Amount     capital    compensation      stage
                                         ---------   ------   -----------  ------------  -------------

Balance, December 31, 1999               7,382,280   $7,382   $13,866,412  $(3,218,293)  $(12,640,814)

   Amortization of unearned stock
    compensation (Note 4)                        -        -             -    1,326,840              -

   Repurchase of 101,681 stock warrants
    for cash (Note 4)                            -        -      (330,000)           -              -

   Issuance of common stock pursuant to
    public offering (Note 4)             2,000,000    2,000    12,484,138            -              -

   Shares of stock issued for services         900        1         3,599            -              -

   Overallotment of common stock pursuant
    to public offering (Note 4)            180,000      180     1,184,656            -              -

   Common stock issued in conversion
    of Preferred B shares                    5,000        5        23,708            -              -

   Issuance of stock options to directors        -        -       120,000     (120,000)             -

   Net loss for the six months ended
    June 30, 2000                                -        -             -            -     (2,976,421)
                                         ---------   ------   -----------  -----------   ------------

Balance, June 30, 2000                   9,568,180   $9,568   $27,352,513  $(2,011,453)  $(15,617,235)
                                         =========   ======   ===========  ===========   ============


                            See accompanying notes.
                                      6

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT  OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 2000
   and for the Period from August 27, 1984 (inception) through June 30, 2000
                                  (Unaudited)


                                                                    Cumulative
                                                                     amounts
                                                                       from
                                                1999       2000     inception
                                                ----       ----     ---------
Cash flows from operating activities:
  Net loss                               $(2,417,306) $(2,976,421) $(15,494,485)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization             19,793       27,567       150,083
    IBC partner royalty agreement              7,144        7,144       191,215
    Services contributed in exchange for
     stock and stock options               1,571,627    1,330,440     6,791,414
    Services contributed in exchange for
     compensation agreements                       -            -     2,231,678
    Increase (decrease) in accounts
     payable - related party                 (71,106)     (95,013)       28,750
    Advances to related party                      -         (256)         (256)
    Increase (decrease) in accounts
     payable                                 402,129      168,895       367,937
    Increase in accrued interest                   -     (143,266)       25,873
    Other                                      1,662      (19,343)      (17,550)
                                          ----------  -----------   -----------

     Total adjustments                     1,931,249    1,276,168     9,769,144
                                          ----------  -----------   -----------

     Net cash used in operations            (486,057)  (1,700,253)   (5,725,341)

Cash flows from investing activities:
  Purchase of property and equipment (net)    (5,632)      (9,885)     (112,384)
  Patent costs                               (25,117)      (6,705)     (409,874)
  Deposits                                         -       (1,052)      (13,313)
  Certificates of deposit                          -   (8,542,570)   (8,542,570)
                                          ----------  -----------   -----------

     Net cash used in investing activities   (30,749)  (8,560,212)   (9,078,141)

Cash flows from financing activities:
  Proceeds from recapitalization                   -            -       220,100
  Deferred stock offering costs              (30,436)           -             -
  Proceeds from sale of common stock (net) 1,997,817   13,840,399    18,271,414
  Proceeds from exercise of stock options     32,000            -             -
  Proceeds from sale of preferred stock
   (net)                                           -            -     1,142,750
  Repurchase of warrants                           -     (330,000)     (330,000)
  Proceeds from stockholder loans                  -            -       809,678
  Proceeds from stockholder advances               -            -        98,873
  Repayments of stockholder advances               -            -       (98,873)
  Proceeds from convertible notes payable    200,000            -       200,000
                                          ----------  -----------   -----------

     Net cash provided by financing
      activities                           2,199,381   13,510,399    20,313,942
                                          ----------  -----------   -----------

Net increase in cash                       1,682,575    3,249,934     5,510,460

Cash and cash equivalents at beginning
 of period                                   445,333    2,260,526             -
                                          ----------  -----------   -----------
Cash and cash equivalents at end of
 period                                   $2,127,908  $ 5,510,460   $ 5,510,460
                                          ==========  ===========   ===========

                          (Continued on following page)
                            See accompanying notes.
                                      7

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 2000
      and for the Period from August 27, 1984 (inception) to June 30, 2000
                                   (Unaudited)


                         (Continued from preceding page)

Supplemental disclosure of non-cash investing and financing activities:

   During the six months ended June 30, 2000, the Company issued 900 shares of common stock for services totaling $3,600.

   During the six months ended June 30, 2000, the Company also issued 5,000 shares of common stock in a conversion from preferred B shares totaling $23,713.



                              See accompanying notes.
                                        8

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2000



The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended June 30, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   June 30, 2000



2. Income taxes

   At June 30, 2000, the Company has net operating loss carryforwards of approximately $4,716,000 and future tax deductions of $8,273,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the Company as an S corporation. The net operating loss carryforwards expire in 2018, 2019 and 2020. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At December 31, 1999 and June 30, 2000, total deferred tax assets and valuation allowance are as follows:

                                                   1999         2000
                                                   ----         ----

        Net operating loss carryforwards      $  596,000  $ 1,820,107
        Accrual to cash adjustments              874,000      875,000
        Unearned stock compensation              787,000    2,020,566
                                              ----------  -----------

             Total                             2,257,000    4,715,673

                                              (2,257,000)  (4,715,673)
                                             -----------  -----------

                                             $         -  $         -
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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   June 30, 2000



4. Stockholders' equity

   Completion of public offering:

   On March 20, 2000, the Company completed a secondary public offering. The Company received net proceeds of approximately $12,500,000 (net of offering expenses of approximately $2,000,000) from the sale of 2,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants. The warrants are exercisable at $10.50 per share at any time until March 14, 2005. After March 14, 2001, under certain conditions, the warrants are redeemable at $.25 per warrant (see Note 7). The Company also issued to the underwriter warrants to purchase up to 200,000 shares at an exercise price of $8.75 per share and to purchase up to 200,000 warrants to purchase 200,000 shares at $.30 per warrant. On May 1, 2000, the Company received net proceeds of $1,184,836 from the overallotment sale of 180,000 shares of common stock and 300,000 warrants. The warrants carry the same terms as those sold in the public offering.

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

   Stock options and warrants:

   The following is a summary of stock option activity:

                                                           Options exercisable
                              Option    Wtd.avg.            Wtd. avg.
                            price per  exercise   Number    exercise  Number of
                              share     price    of shares    price     shares

   Balance December 31,
     1999                $1.50 to $5.00 $3.42    2,616,001   $3.44    1,739,337
   Granted                  $6.00       $6.00       40,000   $6.00       10,000
   Exercised                $0.00       $0.00            -       -            -
                            -----       -----    ---------   -----    ---------

   Balance June 30,
    2000                 $1.50 to $5.00 $3.46    2,656,001   $3.46    1,749,337
                                                 =========            =========

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   June 30, 2000



4. Stockholders' equity (continued)

   The following is additional information with respect to those options outstanding at June 30, 2000:

                                 Wtd.avg.remaining         Number      Options
    Option price per share   contractural life in years  of shares   exercisable
    ----------------------   --------------------------  ---------   -----------
              $1.50                     2.85              450,000      75,000
              $2.80                     2.55              180,001     180,001
              $3.00                     5.75              625,000     550,003
              $4.00                     3.75              901,000     901,000
              $5.00                     4.35              460,000      33,333
              $6.00                     4.75               40,000      10,000
                                                       ----------   ---------

                                                        2,656,001   1,749,337
                                                        =========   =========

   The following is a summary of stock warrant activity:

                                           Warrant price       Number
                                             per share       of shares
                                           -------------     ---------
        Balance December 31, 1999         $3.00 to $5.00      1,005,181
        Granted                           $8.75 to $10.50     2,500,000
        Repurchased                           $4.00            (101,681)
        Exercised                             $0.00                   -
                                              -----           ---------

           Balance June 30, 2000          $3.00 to $10.50     3,403,500
                                                              =========


   Unearned stock compensation:

   At June 30, 2000, the Company had outstanding an aggregate of 6,059,501 options and warrants of which 1,070,000 were at purchase prices lower than fair value of the stock at date of grant, including the 450,000 stock options granted to Western Center for Clinical Studies, Inc. (see Note 6). The excess of the fair value of the options and warrants, using the Black-Scholes option pricing model, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                          Six Months Ended          Cumulative
                                               June 30,           amounts from
                                          1999         2000         inception

        Research and development        $  353,193   $  354,612     $1,565,836
          General and administrative     1,204,391      972,228      4,207,211
                                        ----------   ----------     ----------

                                        $1,557,584   $1,326,840     $5,773,047
                                        ==========   ==========     ==========

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   June 30, 2000



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

6. Commitments and contingencies

   Compensation agreements:

   In 1993, the Company entered into a 30 year compensation agreement with I.B.C. limited partners owning 64.28% of the I.B.C. Limited Partnership. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a drug company for expenses incurred for development of the medicine, as well as 64.28% of a decreasing payment rate (3% to 1% of the Company's annual sales) on cumulative annual royalties received by the Company. As of June 30, 2000, no liabilities have been accrued with respect to this agreement.

   In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% of the Company's annual sales) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company has agreed to pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners a one-time payment of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. These amounts become payable when the Company is reimbursed for expenses incurred for the development of the medicine, or from the first income received by the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of June 30, 2000, the total liability accrued with respect to this agreement was $191,215. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

   Management agreements:

   During April 1998, the Company entered into an agreement with Western Center for Clinical Studies, Inc. (WCCS), to provide assistance in taking Esterom(R) solution through the clinical trials and New Drug Application(NDA) approval process. The agreement was subsequently amended on July 21, 1999. The Company is required to pay management fees of $880,400 through January 5, 2001 and $76,400 per quarter commencing January 2001 and continuing until NDA submission. The Company also has granted stock options to WCCS to purchase 450,000 shares of Entropin common stock at $1.50 per share. WCCS subsequently assigned options to purchase 16,667 shares of common stock to its employees and consultants. The options will expire five years from the date they become exercisable. The shares underlying the options are also provided with certain registration rights.

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   June 30, 2000


6. Commitments and contingencies

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

7. Subsequent events

   On July 14, 2000, the Company elected to pay annual dividends of $112,750 on the Series B preferred stock by issuing 22,500 shares of its $.001 par value common stock, valued at $5.00 per share.

   In July 2000, upon completion of enrollment in the Phase IIIA clinical trial, the Company terminated its agreements with WCCS. The terms of this termination agreement include a final payment of $71,600 and the issuance of an option to purchase 75,000 shares of Entropin, Inc. common stock at $1.50 per share and an option to purchase 90,000 shares of Entropin common stock at $2.50 per share. A previously issued option to purchase 433,333 shares of Entropin common stock at $1.50 per share was cancelled as part of this termination agreement. The Company has also agreed to leave WCCS leasehold improvements, office furniture and equipment and a deposit with a net book value of $59,614 at June 30, 2000.

   In July 2000, the Company executed a letter of intent with Glenmere Clinical Research (GCR) to provide the continuing depth of assistance and expertise required to manage the remaining clinical and regulatory processes of preparing, submitting, filing and finalizing approval of a New Drug Application for Esterom(R). GCR will replace WCCS during our Phase III clinical trials.

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

From our inception in August 1984, we have devoted resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of June 30, 2000, our accumulated deficit was approximately $15.6 million.

PLAN OF OPERATION

In March 2000, we raised $12.5 million through a successful secondary offering. In May 2000, we raised an additional $1.2 million through the sale of the underwriter's over-allotment. We intend to use a substantial portion of these funds to finance part two of our Phase III clinical trials, our New Drug Application process related to the treatment of acute painful shoulder, and to provide funds for research and development and working capital. In the future, we plan to seek FDA approval to market Esterom(R) solution for the treatment of impaired range of motion associated with lower back pain and identify and develop other medical applications for Esterom(R) solution, such as applications for arthritis and other joint disorders. We intend to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing and sales and marketing.

RESULTS OF OPERATIONS

During the six months ended June 30, 2000, Entropin incurred a net loss of $2,976,421 compared to $2,417,306 for the six months ended June 30, 1999. Research and development ("R&D") expenses were $1,490,275 for the six months ended June 30, 2000, compared to $694, 331 for the six months ended June 30, 1999. The $795,944 increase in research and development expenses resulted primarily from expenditures associated with our Phase IIIA clinical trial. This expense was partially offset by an increase in interest income from $13,331 for the six months ended June 30,1999 to $269,110 for the six months ended June 30, 2000. The increase in interest income resulted from larger cash and cash equivalent balances during 2000 reflecting the proceeds from our successful secondary offering in late March. R&D and G&A for the six months ended June 30, 2000, included expenses of $354,612 and $972,228, respectively, related to the amortization of non-cash compensation associated with stock options issued for services rendered.

During the three months ended June 30, 2000, Entropin incurred a net loss of $1,698,223 compared to $1,334,181 for the three months ended June 30, 1999. The increase resulted primarily from an increase of $616,033 in research and development expenses related to the funding of our Phase IIIA clinical trial. This expense was partially offset by a $214,173 increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through June 30, 2000, we have received net cash proceeds from these financing activities aggregating approximately $ 20.3 million. As of June 30, 2000, our working capital was $13,819,208. On March 20, 2000, we completed a secondary public offering generating net proceeds of approximately $12.5 million from the sale of 2,000,000 shares of common stock and warrants.
On May 1, 2000, we received approximately $1.2 million from the overallotment sale of 180,000 shares of common stock and 300,000 warrants.

Our liquidity and capital needs relate primarily to working capital, research and development of Esterom(R) solution, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe the proceeds from our secondary offering and overallotment will provide sufficient capital resources to fund our operations through the NDA approval process. Expectations about our long-term liquidity may prove inaccurate if approval for Esterom(R) solution is delayed or not obtained. We will not generate revenue from sales of Esterom solution unless Esterom solution is approved by the FDA for marketing.

Net cash used in operating activities was $1,700,253 during the first six months of 2000 compared with $486,057 during the first six months of 1999. The cash used in operations was primarily related to funding our Phase IIIA clinical trial, expansion of research and development activities, and establishing an administrative infrastructure.

As of June 30, 2000, our principal source of liquidity was approximately $14.1 million in cash, cash equivalents and certificates of deposits.

In May 2000, we entered into an agreement with Quintiles, Inc., a Contract Research Organization (CRO) to conduct statistical analysis of the data collected during the course of our Phase IIIA clinical trial and to prepare a written report summarizing the results of the trial. The cost to perform this statistical analysis and medical writing will approximate $215,000.

In July 2000, upon completion of enrollment in our Phase IIIA clinical trial, Entropin terminated its agreements with Western Center for Clinical Studies (WCCS). The termination agreement included a final payment of $71,600 and the issuance of an option to purchase 75,000 shares of Entropin, Inc. common stock at $1.50 per share and an option to purchase 90,000 shares of Entropin common stock at $2.50 per share. A previously issued option to purchase 433,333 shares of Entropin common stock at $1.50 per share was cancelled as part of the termination agreement. The Company has also agreed to leave WCCS with assets which had a net book value of $59,614 at June 30, 2000. These assets comprise leasehold improvements, office furniture and equipment, and a security deposit.

In July 2000, we executed a letter of intent with a CRO, Glenmere
Clinical Research, who will provide the depth of knowledge and expertise required to manage the remaining clinical and regulatory processes of preparing, submitting, filing and finalizing approval of a New Drug Application for Esterom(R).

On July 15, 2000, Entropin issued 22,550 shares of common stock as payment of the annual dividends accrued on our Series B preferred stock in accordance with the terms of our July 1998 private placement of 245,500 shares of Series B preferred stock at $5.00 per share. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends accrue at the rate of $.50 per share per annum and are to be paid annually in arrears commencing July 15, 1998. At Entropin's election, annual dividends may be paid in cash and/or in shares of Entropin's common stock valued at $5.00 per share.

Our operating expenses will increase as we proceed with part two of our Phase III clinical trials through the New Drug Application and the related FDA approval process. The estimated period for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. In the event that our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom(R) solution, the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom(R) solution gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise capital on favorable terms could have a material adverse effect on business, financial condition or results of operations.

                                 PART II

                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

     During the reporting period, the Registrant did not issue any securities that were not registered under the 1933 Act. For securities issued prior this reporting period, such information about the sales of unregistered securities is incorporated by reference to Item 26 of the Registrant's Post-Effective Amendment No.1 to Form SB-2 Registration Statement filed on March 22, 2000 under registration No. 333-11308.


     USE OF PROCEEDS

     Pursuant to a Registration Statement, Registration No. 333-11308, which became effective on March 14, 2000, the Registrant sold for an aggregate market price of $14,500,000 on March 20, 2000, 2,000,000 shares of common stock at $7.00 per share, and 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.25 per warrant. All offering expenses, including underwriting discounts and commissions, finders' fees, and other underwriting expenses, are estimated to be $2,000,000 which was paid to the underwriters. After deduction of offering expenses, Registrant obtained net proceeds of approximately $12.5 million. On May 1, 2000, the Managing Underwriter exercised its over-allotment option, for an aggregate price of $1,335,000, to purchase an additional 180,000 shares of common stock at $7.00 per share, and an additional 300,000 warrants to purchase 300,000 shares of common stock at $0.25 per warrant. After deduction of over-allotment expenses of approximately $135,000, the Registrant obtained net proceeds of approximately $1.2 million.

     Since the Secondary Ofering the net proceeds have been used as follows: $405,334 for General and Administrative and Working Capital, $919,425 for Phase III clinical trials and the research and development required thereby, $2,318,641 is currently maintained in a money market account for additional working capital and Phase III clinical trials, and $10,027,575 is currently held in temporary investments pursuant to Prospectus dated March 14, 2000. None of the proceeds have been applied to the New Drug Application and are not scheduled for such use until
completion of the Phase III clinical trials.   As part of the General and
Administrative Expenses, the Registrant's directors have been compensated directly in an aggregate amount of $15,000; the Registrant's officers have directly received $57,712; and Thomas Anderson, who owns more than 10% of the Registrant's securities, indirectly received $2,400 in the form of rent for the Registrant's office space which was paid to the Law Offices of Thomas Anderson. All other payments made to other persons or entities were direct payments.


ITEM 4.        RESULTS OF SHAREHOLDERS VOTE.

     An Annual Meeting of the shareholders of Entropin, Inc. was held in Denver, Colorado on June 14, 2000. The shareholders approved each of the following actions presented below together with the results of voting;

     The shareholders approved an amendment to Registrant's Articles of Incorporation to provide for three classes of directors, each class consisting as nearly as possible of one-third of the Board. One of the three classes is to be elected in each year as follows: two "Class I Directors" will be elected for a term expiring at the 2001 Annual Meeting; three "Class II Directors" will be elected for a term expiring at the 2002 Annual Meeting; and two "Class III Directors" will be elected for a term expiring at the 2003 Annual Meeting. Initially, members of all
three classes were  elected at the June 14, 2000 Annual Meeting.   At
each annual meeting thereafter only directors of the class whose term is expiring would be voted upon, and upon election each such director would serve a three-year term. 5,689,162 shareholders voted for the proposal, 66,789 voted against, and 10,603 abstained.

     Seven directors were elected at the June 14, 2000 Annual Meeting and the Board of Directors were divided into three classes with staggered terms of office. The initial classification of the Board is as follows: the Class I directors, Daniel L. Azarnoff, M.D. and Donald Hunter, will serve until date of the 2001 Annual Meeting of Shareholders; the Class II directors, Wilson Benjamin, Joseph Ianelli and James E. Wynn, Ph.D., will serve until the date of the 2002 Annual Meeting of Shareholders; and the Class III directors, Higgins D. Bailey, Ed.D. and Thomas G. Tachovsky, Ph.D., will serve until the date of the 2003 Annual Meeting of Shareholders. 8,055,244 shareholders voted for the proposal, 31,684 against, and 13,080 abstained.

     Under the third proposal, both the Compensatory Stock Plan and the amendment to increase the number of shares available under that plan to 500,000 shares of Common Stock were ratified by Shareholders.
Shareholder ratification of the Plan was required to allow options
granted under the Plan to be "Qualified Options."   7,119,240
shareholders voted for the proposal, 958,013 against, and 22,755 abstained.

     Finally, the shareholders ratified the selection of Causey, Demgen & Moore, Inc. as the independent auditors of the Registrant for the year ending December 31, 2000. 8,067,737 shareholders voted for the proposal, 17,100 against, and 15,171 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------

          Exhibit 10.12 Termination Agreement dated as of July 10, 2000 by and between Entropin, Inc. and Western Center for Clinical Studies, Inc., terminating that certain Agreement dated April 6, 1998 by and between Entropin, Inc.and the Western Center for Clinical Studies, Inc. filed under like numbered exhibit with Entropin, Inc.'s Current Report on Form 8-K, dated April 23, 1998.

          Exhibit 27     Financial Data Schedule




     (b)  Reports on Form 8-K
          -------------------

          During the last quarter covered by this Report, the Registrant filed a Current Report on Form 8-K dated July 25, 2000 regarding the resignation of Daniel Azarnoff as a member of the Board of Directors and the appointment of Paul Maier to fill his position. Also, a Current Report on Form 8-K dated July 26, 2000 was filed regarding the termination of the Agreement with Western Center for Clinical Studies, Inc. and the letter of intent to engage Glenmere Clinical Research, Inc. to provide assistance and expertise for the remaining clinical and regulatory processes of preparing, submitting, filing and finalizing approval of a New Drug Application for Esterom (R).


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENTROPIN, INC.


Date:     August 14, 2000          By:/s/ HIGGINS D. BAILEY
                                      ----------------------------
                                        Higgins D. Bailey
                                        Chairman of the Board

Date:     August 14, 2000          By:/s/ PARTICIA G. KRISS
                                      ----------------------------
                                        Patricia G. Kriss
                                        Chief Financial Officer