Form 10QSB
period 2000-09-30
ENTROPIN INC
filed 2000-11-14
CIK 837600

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended        SEPTEMBER 30, 2000        .
                                   ---------------------------------


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________ to ________

     Commission file number          33-23693        .
                            -------------------------


                              ENTROPIN, INC
                              -------------
    (Exact name of small business issuer as specified in its charter)

           COLORADO           .                    84-1090424           .
------------------------------          ---------------------------------
(State or other jurisdiction of         (IRS employer Identification No.)
incorporation or organization)


                   45926 Oasis Street, Indio, CA 92201
                   -----------------------------------
                (Address of principal executive offices)

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

As of November 6, 2000, 9,696,424 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format Yes    No x
                                                 ---   ---

                                 ENTROPIN, INC.



                                      INDEX


                                                                  Page No.

PART I.           FINANCIAL INFORMATION


Item 1.     Financial statements:


Balance  Sheet -  December  31,  1999 and  September  30,  2000
(unaudited)                                                            2

Statement of Operations - For the Three Months Ended  September
30, 1999 and 2000 (unaudited)                                          4

Statement of  Operations - For the Nine Months Ended  September
30, 1999 and 2000 and Cumulative Amounts from Inception (August
27, 1984) Through September 30, 2000 (unaudited)                       5

Statement  of  Stockholders'  Equity  (Deficit)  - for the Nine
Months Ended September 30, 2000 (unaudited)                            6

Statement of Cash Flows - For the Nine Months  Ended  September
30, 1999 and 2000 and Cumulative Amounts from Inception (August
27, 1984) Through September 30, 2000 (unaudited)                       7

Notes to Unaudited Financial Statements                                9

Item 2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                   15


PART II.                OTHER INFORMATION

   Item 1   Legal Proceedings                                         18

   Item 2   Changes in Securities and Use of Proceeds                 18

   Item 4   Submission of Matters to a Vote of Security Holders       19

   Item 6   Exhibits and Reports on Form 8-K                          19

            Signatures                                                19

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    December 31, 1999 and September 30, 2000
                                   (Unaudited)
                                     ASSETS

                                                           1999         2000
                                                           ----         ----
Current assets:
   Cash and cash equivalents                            $2,260,526  $ 4,748,714
   Certificates of deposit                                       -    7,980,569
   Accrued interest receivable                                   -      193,768
   Prepaid expenses                                              -        9,671
                                                        ----------  -----------

   Total current assets                                  2,260,526   12,932,722

Property and equipment, at cost:
   Leasehold improvements                                   61,437            -
   Office furniture and equipment                           23,855       10,911
                                                        ----------  -----------

                                                            85,292       10,911

   Less accumulated depreciation                           (23,429)      (2,403)
                                                        ----------  -----------

    Net property and equipment                              61,863        8,508

Other assets:
   Deposits                                                 12,261        3,000
   Deferred stock offering costs (Note 4)                  169,425            -
   Patent costs, less accumulated amortization of
    $82,019 (1999) and $100,330 (2000)                     321,150      325,086
                                                       -----------  -----------

      Total other assets                                   502,836      328,086
                                                       -----------  -----------

                                                        $2,825,225  $13,269,316
                                                        ==========  ===========


                            See accompanying notes.
                                       2

                                ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    December 31, 1999 and September 30, 2000
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          1999         2000
                                                          ----         ----
Current liabilities:
   Accounts payable                                    $  199,042    $  143,564
   Accounts payable - related parties                     123,763             -
                                                       ----------    ----------
    Total current liabilities                             322,805       143,564

Deferred royalty agreement (Note 7)                       184,071       194,787

Commitments and contingencies (Note 7)

Series  A  redeemable  preferred  stock,
   $.001  par  value;   3,210,487  shares
   authorized, issued and outstanding,
   $1 per share redemption value                        3,210,487     3,210,487

Series B redeemable convertible preferred stock,
   $.001 par value; 400,000 shares
   authorized,  230,500 shares (1999) and 195,500
   shares (2000) issued and  outstanding, $5.00
   per share redemption value (Note 3)                  1,093,175       927,184

Stockholders' equity (deficit) (Notes 4 and 5):
   Preferred stock, $.001 par value; 10,000,000 shares
    authorized, Series A and B reported above                   -             -
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 7,382,280 (1999) and 9,691,424 (2000)
    shares issued and outstanding                           7,382         9,692
   Additional paid-in capital                          13,866,412    27,365,423
   Deficit accumulated during the development stage   (12,640,814)  (17,401,043)
   Unearned stock compensation                         (3,218,293)   (1,180,778)
                                                      -----------   -----------
    Total stockholders' equity (deficit)               (1,985,313)    8,793,294
                                                      -----------   -----------

                                                      $ 2,825,225   $13,269,316
                                                      ===========   ===========

                             See accompanying notes.
                                       3

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 2000
                                   (Unaudited)

                                                             1999        2000
                                                             ----        ----
Costs and expenses:
   Research and development (Note 5)                     $  392,464  $1,025,382
   General and administrative (Note 5)                      765,774     854,360
   Rent-related party                                         2,400       2,400
   Depreciation and amortization                             13,223       7,173
                                                         ----------  ----------

    Operating loss                                       (1,173,861) (1,889,315)

Other income (expense):
   Interest income                                           22,868     218,258
   Interest expense                                               -           -
                                                          ---------  ----------

    Total other income (expense)                             22,868     218,258
                                                          ---------  ----------

Net loss (Note 2)                                        (1,150,993) (1,671,057)

Accrued dividends applicable to Series B
   preferred stock (Note 3)                                 (28,813)    (24,437)
                                                         ----------  ----------

Net loss applicable to common shareholders              $(1,179,806)$(1,695,494)
                                                        =========== ===========

Basic net loss per common share (Note 6)                     $ (.17)     $ (.18)
                                                        =========== ===========

Weighted average common shares
   outstanding (Note 6)                                   7,126,000   9,625,000
                                                        =========== ===========

                             See accompanying notes.
                                       4

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             For the Nine Months Ended September 30, 1999 and 2000
  and for the Period from August 27, 1984 (inception)through September 30, 2000
                                   (Unaudited)

                                                                    Cumulative
                                                                   amounts from
                                             1999         2000       inception
                                             ----         ----     ------------
Costs and expenses:
   Research and development (Note 5)      $1,086,795   $2,515,657   $ 9,113,067
   General and administrative (Note 5)     2,479,425    2,577,249     8,203,888
   Rent-related party                          3,600        7,200        25,514
   Depreciation and amortization              33,016       34,740       157,256
                                          ----------    ---------   -----------

    Operating loss                        (3,602,836)  (5,134,846)  (17,499,725)

Other income (expense):
   Interest income                            36,199      487,368       576,994
   Interest expense                           (1,662)           -      (242,811)
                                          ----------   ----------   -----------

    Total other income (expense)              34,537      487,368       334,183
                                          ----------   ----------   -----------

Net loss (Note 2)                         (3,568,299)  (4,647,478)  (17,165,542)

Accrued dividends applicable to Series B
   preferred stock (Note 3)                  (90,189)     (80,812)     (256,372)
                                            --------     --------     ---------
Net loss applicable to common
   shareholders                          $(3,658,488) $(4,728,290) $(17,421,914)
                                         ===========  ===========  ============

Basic net loss per common share (Note 6)      $ (.55)      $ (.53)      $ (3.15)
                                         ===========  ===========  ============

Weighted average common shares
   outstanding (Note 6)                    6,617,000    8,941,000     5,535,000
                                         ===========  ===========  ============


                             See accompanying notes.
                                       5




                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         For the Period from January 1, 2000 through September 30, 2000
                                   (Unaudited)


                                                                                       Deficit
                                                                                     accumulated
                                                          Additional    Unearned      during the
                                          Common stock      paid-in      stock       development
                                        Shares    Amount    capital   compensation      stage
                                        ------    ------   ---------  ------------   -----------

Balance, December 31, 1999             7,382,280  $7,382  $13,866,412 $(3,218,293)  $(12,640,814)

   Amortization of unearned stock
    compensation (Note 5)                      -       -            -   1,803,925              -

   Repurchase of 101,681 stock warrants
    for cash (Note 4)                          -       -     (330,000)          -              -

   Issuance of common stock pursuant
    to public offering (Note 4)        2,000,000   2,000   12,492,888           -              -

   Shares of stock issued for services    18,608      19      106,427           -              -

   Overallotment of common stock pur-
    suant to public offering (Note 4)    180,000     180    1,184,656           -              -

   Common stock issued in conversion
    of Preferred B shares                 35,000      35      165,956           -              -

   Issuance of stock options to directors      -       -      120,000    (120,000)             -

   Shares issued for Series B preferred
    stock dividend (Note 3)               22,550      23      112,727           -       (112,750)

   Cashless exercise of 105,000 options
    and warrants                          52,986      53          (53)          -              -

   Cancellation of 433,333 options to WCCS     -       -     (353,590)    353,590              -

   Net loss for the nine months ended
    September 30, 2000                         -       -            -           -     (4,647,478)
                                       ---------  ------  -----------  ----------   ------------

Balance, September 30, 2000            9,691,424  $9,692  $27,365,423  $(1,180,778) $(17,401,042)
                                       =========  ======  ===========  ===========  ============

                             See accompanying notes.
                                       6

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT  OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 2000
 and for the Period from August 27, 1984 (inception) through September 30, 2000
                                   (Unaudited)

                                                                   Cumulative
                                                                     amounts
                                                                      from
                                                1999       2000    inception
                                                ----       ----    ----------
Cash flows from operating activities:
   Net loss                              $(3,568,299) $(4,647,478) $(17,165,542)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization            33,016       34,740       157,256
     Write-off of assets in connection
      with contract termination                    -       59,614        59,614
     IBC partner royalty agreement            10,716       10,716       194,787
     Services contributed in exchange for
      stock and stock options              2,282,303    1,910,371     7,371,345
     Services contributed in exchange for
      compensation agreements                      -            -     2,231,678
     Increase (decrease) in accounts
      payable - related party                      -     (123,763)            -
     Advances to related party                 9,857            -             -
     Increase (decrease) in accounts
      payable                                163,087      (55,478)      143,564
     Increase in accrued interest                  -     (193,768)      (24,629)
     Other                                     1,661       (9,671)       (7,878)
                                           ---------   ----------   -----------

     Total adjustments                     2,500,640    1,632,761    10,125,737
                                          ----------   ----------   -----------

     Net cash used in operations          (1,067,659)  (3,014,717)   (7,039,805)

Cash flows from investing activities:
   Purchase of property and equipment
    (net)                                     (8,337)     (10,171)     (112,670)
   Patent costs                              (36,435)     (22,248)     (425,417)
   Deposits                                        -       (3,256)      (15,517)
   Certificates of deposit                         -   (7,980,569)   (7,980,569)

                                           ---------   ----------   -----------
     Net cash used in investing activities   (44,772)  (8,016,244)   (8,534,173)

Cash flows from financing activities:
   Proceeds from recapitalization                  -            -       220,100
   Deferred stock offering costs             (42,175)     169,425       169,425
   Proceeds from sale of common stock
   (net)                                   3,367,330   13,679,724    18,110,739
   Proceeds from exercise of stock options    80,000            -             -
   Proceeds from sale of preferred stock
    (net)                                          -            -     1,142,750
   Repurchase of warrants                          -     (330,000)     (330,000)
   Proceeds from stockholder loans                 -            -       809,678
   Proceeds from stockholder advances              -            -        98,873
   Repayments of stockholder advances              -            -       (98,873)
   Proceeds from convertible notes payable   200,000            -       200,000
                                           ---------   ----------   -----------
     Net cash provided by financing
      activities                           3,605,155   13,519,149    20,322,692
                                          ----------   ----------   -----------
Net increase in cash                       2,492,724    2,488,188     4,748,714

Cash and cash equivalents at beginning
  of period                                  445,333    2,260,526             -
                                           ---------  -----------    ----------

Cash and cash equivalents at end
  of period                               $2,938,057   $4,748,714    $4,748,714
                                          ==========   ==========    ==========

                          (Continued on following page)
                             See accompanying notes.
                                        7

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 2000 and for the Period from August 27, 1984 (inception) to September 30, 2000
                                   (Unaudited)


                         (Continued from preceding page)

Supplemental disclosure of non-cash investing and financing activities:

   During the nine months ended September 30, 2000, the Company issued 18,608 shares of common stock for services totaling $106,446.

   During the nine months ended September 30, 2000, the Company also issued 35,000 shares of common stock in a conversion from preferred B shares totaling $165,991.

   In July 2000, the Company issued 22,550 shares of common stock valued at $5.00 per share as payment of accrued dividends on Series B preferred stock.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000


The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 1999 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

2. Income taxes

   At September 30, 2000, the Company has net operating loss carryforwards of approximately $5,238,000 and future tax deductions of $8,650,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the Company as an S corporation. The net operating loss carryforwards expire in 2018, 2019 and 2020. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At December 31, 1999 and September 30, 2000, total deferred tax assets and valuation allowance are as follows:

                                               1999        2000
                                               ----        ----
     Deferred tax assets resulting from:
      Net operating loss carryforwards      $ 596,000   $2,151,000
      Accrual to cash adjustments             874,000      876,000
      Unearned stock compensation             787,000    2,211,000
                                            ---------    ---------

          Total                             2,257,000    5,238,000

     Less valuation allowance              (2,257,000)  (5,238,000)
                                           ----------  -----------

                                           $        -  $         -
                                           ==========  ===========

   A 100% valuation allowance has been established against the deferred tax assets, as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

3. Redeemable preferred stock

   At the Company's election, the annual dividends on the Series B preferred stock were paid in shares of the Company's common stock valued at $5.00 per share at July 15, 2000. Dividends are added to net loss in determining net loss per common share.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

4. Stockholders' equity

   Completion of public offering:

   On March 20, 2000, the Company completed a secondary public offering. The Company received net proceeds of approximately $12,500,000 (net of offering expenses of approximately $2,000,000) from the sale of 2,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants. The warrants are exercisable at $10.50 per share at any time until March 14, 2005. After March 14, 2001, under certain conditions, the warrants are redeemable at $.25 per warrant. The Company also issued to the underwriter warrants to purchase up to 200,000 shares at an exercise price of $8.75 per share and to purchase up to 200,000 warrants to purchase 200,000 shares at $.30 per warrant. On May 1, 2000, the Company received net proceeds of $1,184,836 from the overallotment sale of 180,000 shares of common stock and 300,000 warrants. The warrants carry the same terms as those sold in the public offering.

   Other common stock transactions:

   On March 9, 2000, the Company entered into an agreement with an organization to cancel a 101,681 share stock warrant agreement issued in September 1999 in connection with private placements of common stock. The Company paid $330,000 cash as consideration for cancellation of the warrant agreement.

   Stock options and warrants:

   The following is a summary of stock option activity:
                                                           Options exercisable
                                                           -------------------
                              Option    Wtd.avg.            Wtd.avg.
                            price per   exercise   Number   exercise Number of
                              share      price   of shares   price    shares
                            ---------   -------- ---------  -------- ---------
   Balance December 31,
    1999                 $1.50 to $5.00  $3.42   2,616,001  $3.45   1,772,673
   Granted               $1.50 to $6.00  $2.82     205,000  $2.48     185,004
   Exercised                  $4.00      $4.00     (95,000) $4.00     (95,000)
   Cancelled                  $1.50      $1.50    (433,333) $1.50     (75,000)
                              -----      -----   ---------  -----   ---------

   Balance September 30,
    2000                  $1.50 to $5.00 $3.71   2,292,668  $3.41   1,787,677
                                                 =========          =========

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

4. Stockholders' equity (continued)

   The following is additional information with respect to those options outstanding at September 30, 2000:

                              Wtd.avg.remaining          Number      Options
    Option price per share contractual life in years   of shares  exercisable
    ---------------------- --------------------------   ---------  -----------
             $1.50                   2.63                91,667       75,000
             $2.50                   4.75                90,000       90,000
             $2.80                   2.29               180,001      180,001
             $3.00                   5.53               625,000      590,005
             $4.00                   3.74               806,000      806,000
             $5.00                   3.58               460,000       26,667
             $6.00                   4.50                40,000       20,004
                                                      ---------    ---------

                                                      2,292,668    1,787,677
                                                      =========    =========

   The following is a summary of stock warrant activity:

                                     Warrant price         Number
                                       per share         of shares
                                     -------------       ---------
   Balance December 31, 1999         $3.00 to $5.00      1,005,181
   Granted                           $8.75 to $10.50     2,500,000
   Repurchased                           $4.00            (101,681)
   Exercised                             $4.00             (10,000)
                                         -----           ---------

   Balance September 30, 2000        $3.00 to $10.50     3,393,500
                                                         =========

5. Unearned stock compensation

   At September 30, 2000, the Company had outstanding an aggregate of 5,686,168 options and warrants of which 801,667 were at purchase prices lower than fair value of the stock at date of grant, including the 181,667 stock options granted to Western Center for Clinical Studies, Inc. (see Note 7). The excess of the fair value of the options and warrants, using the Black-Scholes option pricing model, over the exercise price has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

5. Unearned stock compensation (continued)

                      Three Months Ended     Nine Months Ended     Cumulative
                        September 30,          September 30,      amounts from
                       1999       2000       1999        2000      inception
                       ----       ----       ----        ----      ---------

Research and
   development       $178,725  $  5,142  $  531,918   $ 359,754    $1,570,978
General and
   administrative     531,051   537,743   1,735,442    1,509,971    4,744,954
                     --------  --------  ----------   ----------   ----------

                     $709,776  $542,885  $2,267,360   $1,869,725   $6,315,932
                     ========  ========  ==========   ==========   ==========

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

   In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% of the Company's annual sales) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company has agreed to pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners a one-time payment of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. These amounts become payable when the Company is reimbursed for expenses incurred for the development of the medicine, or from the first income received by the Company from net sales of the medicine. The quarterly payments are to be applied against the earned payment to be received by the limited partners. As of September 30, 2000, the total liability accrued with respect to this agreement was $194,787. The Company will receive a credit against the earned payments of 50% of monies which are expended in connection with preparing, filing, obtaining, and maintaining patents involved with the sold rights.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

7. Commitments and contingencies (continued)

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

   In July 2000, upon completion of enrollment in the Phase IIIA clinical trial, the Company terminated its agreements with WCCS. The terms of the termination agreement include a final payment of $71,600 and the issuance of an option to purchase 75,000 shares of Entropin, Inc. common stock at $1.50 per share and an option to purchase 90,000 shares of Entropin, Inc. common stock at $2.50 per share. A previously issued option to purchase 433,333 shares of Entropin common stock at $1.50 per share was cancelled as part of this termination agreement. The Company has also agreed to leave WCCS leasehold improvements, office furniture and equipment and a deposit with a net book value of $59,614 at June 30, 2000.

   In May 2000, the Company entered into an agreement with a contract research organization to conduct statistical analysis of the data collected during the course of the Phase IIIA clinical trial and to prepare a written report summarizing the results of the trial. The cost to perform this statistical analysis and medical writing will approximate $269,000.

   In July 2000, the Company executed a letter of intent with a contract research organization to manage the remaining clinical and regulatory processes of preparing, submitting, filing and finalizing approval of a New Drug Application for Esterom(R). this organization will replace WCCS during our Phase III clinical trials.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

From our inception in August 1984, we have devoted resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of September 30, 2000, our accumulated deficit was approximately $17.4 million.

PLAN OF OPERATION

In March 2000, we raised $12.5 million through a successful secondary offering. In May 2000, we raised an additional $1.2 million through the sale of the underwriter's overallotment. We intend to use a substantial portion of these funds to finance part two of our Phase III clinical trials, our New Drug Application process related to the treatment of acute painful shoulder, and to provide funds for research and development and working capital. In the future, we plan to seek FDA approval to market Esterom(R) solution for the treatment of impaired range of motion associated with lower back pain and identify and develop other medical applications for Esterom(R) solution, such as applications for arthritis and other joint disorders. We intend to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing and sales and marketing.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2000, Entropin incurred a net loss of $4,647,478 compared to $3,568,299 for the nine months ended September 30, 1999. Research and development ("R&D") expenses were $2,515,657 for the nine months ended September 30, 2000, compared to $1,086,795 for the nine months ended September 30, 1999. The $1,428,862 increase in research and development expenses resulted primarily from expenditures associated with our Phase IIIA clinical trial. This expense was partially offset by an increase in interest income from $36,199 for the nine months ended September 30,1999 to $487,368 for the nine months ended September 30, 2000. The increase in interest income resulted from larger cash and cash equivalent balances during 2000 reflecting the proceeds from our successful secondary offering in late March. R&D and G&A for the nine months ended September 30, 2000, included expenses of $359,754 and $1,509,971, respectively, related to the amortization of non-cash compensation associated with stock options issued for services rendered.

During the three months ended September 30, 2000, Entropin incurred a net loss of $1,691,057 compared to $1,150,993 for the three months ended September 30, 1999. The increase resulted primarily from an increase of $632,918 in research and development expenses related to the funding of our Phase IIIA clinical trial. This expense was partially offset by a $195,390 increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through September 30, 2000, we have received net cash proceeds from these financing activities aggregating approximately $20.3 million. As of September 30, 2000, our working capital was $12,789,158. On March 20, 2000, we completed a secondary public offering generating net proceeds of approximately $12.5 million from the sale of 2,000,000 shares of common stock and warrants. On May 1, 2000, we received approximately $1.2 million from the overallotment sale of 180,000 shares of common stock and 300,000 warrants.

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

Net cash used in operating activities was $3,014,717 during the first nine months of 2000 compared with $1,067,659 during the first nine months of 1999. The cash used in operations was primarily related to funding our Phase IIIA clinical trial, expansion of research and development activities, and establishing an administrative infrastructure.

As of September 30, 2000, our principal source of liquidity was approximately $12.7 million in cash, cash equivalents and certificates of deposits.

In May 2000, we entered into an agreement with a contract research organization to conduct statistical analysis of the data collected during the course of our Phase IIIA clinical trial and to prepare a written report summarizing the results of the trial. The cost to perform this statistical analysis and medical writing will approximate $269,000, including a change order issued in October 2000, covering additional analysis not specified in the original contract.

In July 2000, upon completion of enrollment in our Phase IIIA clinical trial, Entropin terminated its agreements with Western Center for Clinical Studies (WCCS). The termination agreement included a final payment of $71,600 and the issuance of an option to purchase 75,000 shares of Entropin, Inc. common stock at $1.50 per share and an option to purchase 90,000 shares of Entropin common stock at $2.50 per share. A previously issued option to purchase 433,333 shares of Entropin common stock at $1.50 per share was cancelled as part of the termination agreement. The Company has also agreed to leave WCCS with assets, which had a net book value of $59,614 at June 30, 2000. These assets comprise leasehold improvements, office furniture and equipment, and a security deposit.

In July 2000, we executed a letter of intent with a contract research organization to manage the remaining clinical and regulatory processes of preparing, submitting, filing and finalizing approval of a New Drug Application for Esterom(R).

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

In July 2000, the Registrant issued an aggregate of 22,550 shares of its common stock to the holders of the Registrant's Series B Preferred Stock as a dividend, valued at $5.00 per share. The issuance of the dividend shares was exempt from registration in that there was no sale of the shares by the Registrant. Each holder of the Registrant's Series B Preferred Stock represented that he received the shares for investment and not with a view to distribution. All certificates were endorsed with a legend restricting the sale or transfer of the securities except in accordance with federal securities laws. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent.

For securities issued prior to this reporting period, such information about the sales of unregistered securities is incorporated by reference to Item 26 of the Registrant's Post-Effective Amendment No.1 to Form SB-2 Registration Statement filed on March 22, 2000 under registration No. 333-11308.

USE OF PROCEEDS

Pursuant to a Registration Statement, Registration No. 333-11308, which became effective on March 14, 2000, the Registrant sold for an aggregate market price of $14,500,000 on March 20, 2000, 2,000,000 shares of common stock at $7.00 per share, and 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.25 per warrant. All offering expenses, including underwriting discounts and commissions, finders' fees, and other underwriting expenses, are estimated to be $2,000,000 which was paid to the underwriters. After deduction of offering expenses, Registrant obtained net proceeds of approximately $12.5 million. On May 1, 2000, the Managing Underwriter exercised its overallotment option, for an aggregate price of $1,335,000, to purchase an additional 180,000 shares of common stock at $7.00 per share, and an additional 300,000 warrants to purchase 300,000 shares of common stock at $0.25 per warrant. After deduction of overallotment expenses of approximately $135,000, the Registrant obtained net proceeds of approximately $1.2 million.

Since the Secondary Offering the net proceeds have been used as follows:
$672,764 for General and Administrative and Working Capital; $1,968,415 for Phase III clinical trials and the research and development required thereby; $2,588,672 is currently maintained in a money market account for additional working capital and Phase III clinical trials; and $10,140,611 is currently held in temporary investments pursuant to Prospectus dated March 14, 2000. None of the proceeds have been applied to the New Drug Application and are not scheduled for such use until completion of the
Phase III clinical trials.   As part of the General and Administrative
Expenses, the Registrant's directors have been compensated directly in an aggregate amount of $25,000; the Registrant's officers have directly received $107,180; and Thomas Anderson, who owns more than 10% of the Registrant's securities, indirectly received $4,800 in the form of rent for the Registrant's office space which was paid to the Law Offices of Thomas Anderson. All other payments made to other persons or entities were direct payments.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the period of July 1, 2000 to September 30, 2000 through the solicitation of proxies or otherwise.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)Exhibits
        --------

          EXHIBIT 27     FINANCIAL DATA SCHEDULE

      (b) Reports on Form 8-K
          -------------------

During the last quarter covered by this Report, the Registrant filed a Current Report on Form 8-K dated October 9, 2000 regarding the results of the Phase IIIA clinical trials required by the U.S. Food and Drug
Administration as reported in that certain press release dated October 2, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENTROPIN, INC.


Date:   November 14, 2000          By: /s/ HIGGINS D. BAILEY
                                      --------------------------------
                                        Higgins D. Bailey
                                        Chairman of the Board

Date:   November 14, 2000          By: /s/ PATRICIA G. KRISS
                                      --------------------------------
                                        Patricia G. Kriss
                                        Chief Financial Officer