Form 10KSB40
period 2000-12-31
ENTROPIN INC
filed 2001-05-15
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended: December 31, 2000.
                                                       -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to __________

COMMISSION FILE NUMBER:  33-23693
                       --------------

                             ENTROPIN, INC.
                             --------------
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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.    Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB.     [X]

Issuer's revenues for its most recent fiscal year:  $ -0-
                                                  ------------

Aggregate market value of voting stock held by non-affiliates as of May 11, 2001: $14,479,736
Shares of Common Stock, $.001 par value, outstanding as of May 11, 2001:
9,706,777

DOCUMENTS INCORPORATED BY REFERENCE: SEE PART III, ITEM 13-"EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K" FOR A LISTING OF DOCUMENTS INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            TABLE OF CONTENTS

PART I

Item 1.   Description of Business                                       1

Item 2.   Description of Property                                       6

Item 3.   Legal Proceedings                                             6

Item 4.   Submission of Matters to a Vote of Security Holders           6

PART II

Item 5.   Market Price of the Registrant's Common Stock and Related
          Security Holder Matters                                       7

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    22

Item 7.   Financial Statements                                         25

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          25


PART III

Item 9.   Directors and Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act.  26

Item 10.  Executive Compensation                                       26

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                               26

Item 12.  Certain Relationships and Related Transactions               26

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K       26

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

BUSINESS

     Entropin is a development stage pharmaceutical company that has developed Esterom(R), a topical formulation for the treatment of conditions involving impaired range of motion. Impaired range of motion often accompanies injuries and disorders of the shoulder and lower back, as well as other conditions affecting body joints. Esterom(R) is derived from a process involving the chemical breakdown of cocaine into new and different molecules, three of which have been patented by us. We have completed four preclinical animal studies and Phase I and Phase II human clinical trials for Esterom(R). These trials indicated that Esterom(R) was well tolerated and did not appear to have any potential for addiction or abuse. Moreover, the range of motion with patients in the Phase II trial suffering from shoulder and lower back conditions was improved significantly when compared with patients receiving a placebo. We began Phase III trials for treatment of impaired range of motion due to shoulder injuries and functionality in December 1999.

     Esterom(R) is derived through a manufacturing process involving hydrolysis and solvolysis of cocaine in a propylene glycol and water solution. Hydrolysis and solvolysis are chemical processes in which a substance reacting with a solvent such as propylene glycol and water solution is changed into one or more other substances. Through this process, we have identified three new molecules, derivatives of benzoylecgonine, ecgonine and ecgonidine, which form the basis of our formulation of Esterom(R) and are claimed under two of our nine United States patents. A third United States patent claims a method for preparing Esterom(R).

REGULATORY HISTORY

     In March 1987, we filed an investigative new drug application with the U.S. Food and Drug Administration ("FDA"), which incorporated the results of our four preclinical animal safety studies in which no significant toxicity was noted. Our subsequent human Phase I clinical safety trial for Esterom(R) was completed in 1991, and involved 24 healthy male subjects. The results of this trial indicated that Esterom(R) was well tolerated and showed no significant toxicity. Based on these results, the FDA allowed us to initiate Phase II clinical efficacy and safety trials in 1992.

     Our Phase II clinical trial, completed in 1994, was designed to determine the safety and efficacy of Esterom(R) in patients who had impaired range of motion due to acute lower back strain, acute painful shoulder or restricted movement following the removal of a cast. The Phase II clinical trial involved 97 patients, each of whom received two topical applications of Esterom(R) or placebo, with the second treatment applied 24 hours after the first. The results of the trial showed that Esterom(R) provided statistically significant improved range of motion in both back and shoulder conditions which was sustained for at least seven days. There was no clinically observed local anesthetic or analgesic effect. The range of motion for each condition was measured by the number of degrees to which the subject could move the affected part in one direction or another. The results for patients who had impaired range of motion resulting from cast removal were inconclusive and we did not pursue this indication further.

     In 1996, we submitted our Phase III Protocol to the FDA, and a revised Phase III Protocol in 1999. The FDA requires that we perform two Phase III studies in multiple clinical study centers in differing geographic areas of the U.S. prior to seeking approval for the marketing of Esterom(R). The trials will be double-blind and placebo-controlled in which neither patient nor doctor will know whether the patient receives Esterom(R) or placebo.

     We began the first Phase III trial in December 1999 and completed patient enrollment in June 2000. The results of this trial did not reach the level of statistical significance required by the FDA. However, the results demonstrated dose ranging and a strong safety profile for Esterom(R). We expect to commence our next trial during the third quarter of 2001.

     Our Phase III trials will test Esterom(R) for improved range of motion and functionality associated solely with shoulder injuries. Functionality involves a patient's ability to perform everyday functions, such as hair combing or removing a pullover sweater. Subsequently, we intend to conduct trials assessing the efficacy of Esterom(R) in the treatment of lower back sprain and to seek FDA approval for this indication.

OUTSOURCING

     In January 1997, we entered into an agreement with Mallinckrodt, Inc. to supply and manufacture Esterom(R). Mallinckrodt, Inc. is one of the only companies authorized by the Drug Enforcement Administration ("DEA") to provide cocaine for medical and research purposes in the United States.
Due to federal restrictions, Esterom(R) cannot currently be manufactured outside of the United States for sale in the United States. Our agreement with Mallinckrodt provides that it will comply with the Good Manufacturing Practices imposed by the FDA. In exchange for the services, Mallinckrodt was granted the right to be our exclusive supplier in North America and a right of first refusal to be our exclusive world-wide supplier.

     We do not intend to establish our own direct sales force to market Esterom(R). Instead, we are actively pursuing strategic relationships with pharmaceutical companies to whom we can outsource the marketing of Esterom(R).

PATENTS

     We hold nine U. S. patents issued between 1984 and 2000 with expiration dates ranging from September 2001 to June 2014. These patents include two material composition patents covering the molecules contained in Esterom(R) that expire in 2012 and 2013. Our three initial patents were based on methods of treatment of rheumatoid arthritis using benzoylecgonine and related compounds. Our five subsequent patents include compound, composition and method claims involving derivatives of the compounds represented in the earlier patents. Since the formula for Esterom(R) contains the derivatives protected by certain of the subsequent patents, the expiration of the earlier patents in 2001 and 2002 will not permit a
replication of Esterom(R) by a competitor.   We believe that some of the
patents to which we have rights may be eligible for extensions of up to five years.

     In December 1993 we filed an International Patent Application under the Patent Cooperation Treaty claiming compounds present in the Esterom(R) formulation. In addition, we have filed patent applications in Israel, Mexico, South Africa and Taiwan. Patents have been issued for our primary composition in Australia, Canada, China, Israel, Japan, Mexico, New Zealand, Poland, South Africa and Taiwan. A patent application was filed with the European Union in December 1993, and the patent granted in June 2001, covering all European countries.

GOVERNMENT REGULATION

     The research, development, testing, manufacturing, promotion, marketing and distribution of drug products are extensively regulated by government authorities in the United States and other countries. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

     * Preclinical safety studies in animals and formulation studies and the submission to the FDA of an Investigational New Drug ("IND") application for a new drug;

     * Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each medical indication;

     *    The submission of a New Drug Application ("NDA") to the FDA; and,

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

     Phase II usually involves studies in a limited patient population to:
(1) assess the efficacy of the drug in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and/or (3) identify possible adverse effects and safety risks.

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

DEA STATUS

     The DEA has designated Esterom(R) as a Schedule II controlled substance. The manufacture, storage, shipment and use of a Schedule II
controlled substance are subject to regulations.   We have submitted a
petition to the DEA to reschedule Esterom(R) to a lower classification based on the data obtained in Phase I and II clinical studies in human beings which indicated that Esterom(R) showed no effects on the cardiovascular system and did not appear to cross the blood-brain barrier. The petition has been reviewed by the DEA. Because Esterom(R) contains minimal but detectable benzoylmethylecogonine and benzolyecgonine, substances specifically excluded by the law, the DEA has informed us that Esterom(R) will remain a Schedule II substance, unless the law is changed.

PRODUCT LIABILITY INSURANCE

     The clinical testing and sales of Esterom(R) entail risk of product liability claims. Medical testing has historically been litigious, and we face financial exposure to product liability claims in the event that use of Esterom(R) results in personal injury. We also face the possibility that defects in the manufacture of Esterom(R) might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We anticipate purchasing product liability insurance in reasonable and customary amounts when we begin to sell Esterom(R). Such insurance can be expensive, difficult to obtain and may not be available in the future at a reasonable cost or in sufficient amounts to protect us against losses due to liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit our commercialization of Esterom(R). Moreover, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on our business, financial condition and results of operations.

ROYALTY COMMITMENTS

In connection with our acquisition of the rights to the three original patents for Esterom(R) from non-affiliated parties, we agreed to pay a royalty of approximately 1% of amounts paid to us from the sale of Esterom(R). We have agreed to pay a minimum royalty from actual sales consisting of a front end payment of $40,000 and quarterly payments of $3,572 which has been accruing from December 1, 1989, less a credit to us for 50% of patent expenses we incur.

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

     The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause Esterom(R) and any other products we develop to become obsolete before we can recoup all or any portion of our development expenses. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by us. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for their products more rapidly than we are able to obtain approval for Esterom(R). If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no experience.

EMPLOYEES

     We have two full-time executive officers, Thomas G. Tachovsky, our President and Chief Executive Officer and Patricia G. Kriss, our Chief Financial Officer and Vice President of Finance and Administration. We have two administrative employees and two part-time executive officers, Higgins D. Bailey, our Chairman of the Board and Secretary, and Joseph R. Ianelli, our Vice Chairman of the Board.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We sublease 800 square feet of office space in Indio, California from one of our principal stockholders, Thomas T. Anderson, for a monthly rent of $800 on a month-to-month basis. We believe the lease is at or below market price for comparable office space. In the future, we may lease separate office space for our corporate headquarters and terminate our current lease.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated by a governmental authority for which the Company anticipates a material risk of loss.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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


     Year ended December 31, 1998          High Bid         Low Bid
     ----------------------------          --------         -------

          First Quarter                      $3.375           $3.00

          Second Quarter                     $7.875           $3.25

          Third Quarter                       $7.50           $3.50

          Fourth Quarter                      $4.75          $3.375


     Year ended December 31, 1999          High Bid         Low Bid
     ----------------------------          --------         -------

          First Quarter                      $6.125           $3.00

          Second Quarter                    $7.6875          $5.875

          Third Quarter                     $6.3125         $5.1875

          Fourth Quarter                     $6.875           $4.00



     Year ended December 31, 2000          High Bid         Low Bid
     ----------------------------          --------         -------

          First Quarter                      $11.00           $6.75

          Second Quarter                      $7.00          $4.375

          Third Quarter                      $10.25          $5.375

          Fourth Quarter                    $9.6875         $1.6875

     Year ended December 31, 2001          High Bid         Low Bid
     ----------------------------          --------         -------

          First Quarter                     $3.9375           $1.75

     On May 11, 2001, the closing bid price of the common stock on the NASDAQ SmallCap Market was $1.825 per share.

PRICE RANGE OF OUR WARRANTS

     Since March 14, 2000, our warrants have been traded on the NASDAQ Small Cap Market under the trading symbol "ETOPW". The following table sets forth the high and low bid prices for the warrants for the quarter indicated. Prices reflect bids posted by market makers and may not necessarily reflect actual transactions.

     Year ended December 31, 2000          High Bid         Low Bid
     ----------------------------          --------         -------

     First Quarter                          $3.1875         $2.3125

     Second Quarter                         $2.3125         $1.3125

     Third Quarter                          $3.9675           $1.75

     Fourth Quarter                          $3.625          $0.406


     Year ended December 31, 2001          High Bid         Low Bid
     ----------------------------          --------         -------

     First Quarter                           $1.031          $0.406

     On May 11, 2001, the closing bid price of the warrants on the NASDAQ SmallCap Market was $0.83 per share.

HOLDERS

     As of May 11, 2001, there were approximately 410 holders of record of our common stock and approximately 25 holders of record of our warrants.

DIVIDENDS

     The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. We have never declared or paid dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Instead, we will retain any earnings to finance the expansion of our business and for general corporate purposes. We are obligated to pay dividends on our Series B preferred stock, although we may elect to pay the dividends on the Series B preferred stock in shares of our common stock. As of December 31, 2000, we have issued 47,100 shares of common stock as dividends on our Series B preferred stock. Our Series A preferred stock is redeemable, 8% non-cumulative non-voting preferred stock which is only redeemable from 20% of annual "Earnings", but not to exceed "Net Cash Flow from Operating Activities" as those terms are defined under GAAP. The Series A preferred stock will be automatically canceled on January 16, 2005, if not fully redeemed within that time period.

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

                                  III.

     In March 1999, the Registrant entered into an agreement with GJM Trading Partners, Ltd. ("GJM"). As partial consideration for GJM's services under the agreement, the Registrant issued GJM an option to purchase 125,000 shares of the Registrant's common stock, exercisable at $3.00 per share. The option would become exercisable the earlier of January 1, 2000, or when the shares become registered. The exercise period is five years from the date the shares become freely tradable. The issuance of the option to GJM was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. GJM represented that they acquired the option for investment and not with a view to distribution.

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

                                   V.

     In March 1999, the Registrant entered into an agreement with Grayson
& Associates, Inc. ("G&A"). As partial consideration for G&A's services under the agreement, the Registrant issued G&A a warrant to purchase up to 300,000 shares of the Registrant's common stock at $3.00 per share, provided however, if the average of the closing bid/ask price for the Registrant's common stock for the 20 consecutive trading days prior to March 30, 2000 is less than $3.00 per share, the exercise price for the first 100,000 shares represented by the warrant will be adjusted down to reflect a 25% discount from the average of the closing bid/ask price for such period, exercisable as follows: 100,000 shares exercisable immediately; an additional 100,000 shares shall become exercisable provided that the Registrant has received $2 million in funding on or before May 15, 1999; and, the remaining 100,000 shares shall become exercisable provided that the Registrant has received an additional $4 million in funding on or before August 31, 1999, subject to ratable reductions to the extent that any of the funding is not attributable to G&A. The warrant expires March 22, 2004. The issuance of the warrant to G&A was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. G&A represented that they acquired the option for investment and not with a view to distribution. G&A performed no services on behalf of the Registrant and the Registrant disputes any obligation under the warrant agreement.

                                   VI.

     In March 1999, the Registrant conducted a private offering of its 10% 90-Day Promissory Notes, as amended (Note), convertible at the election of the note holders into shares of the Registrant's common stock, at $2.00 per share. The following participants received three and one-half warrants exercisable over a five-year period from the date the shares became freely tradable at $3.00 per share, for each $1.00 of Promissory Notes purchased.


    Name                                Consideration     No. of Warrants*
    ----                               -------------     ----------------

    J. Paul Consulting Corporation            $60,000            210,000

    James Toot                                $30,000            105,000

    Claudia McAdam                            $15,000             52,500

    GJM Trading Partners, Ltd.                $15,000             52,500

    Great Expectations Family L.P.            $30,000            105,000

    Bateman Dynasty                           $30,000            105,000

    Cambridge Holdings, Ltd.                  $15,000             52,500

    Underwood Family Partners                  $5,000             17,500
                                               ------             ------
        TOTAL                                $200,000            700,000
                                             ========            =======

     *Three and one-half warrants for each $1.00 of Promissory Notes purchased, exercisable over a five-year period from the date the shares become freely tradable at $3.00 per share.

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


                                  VII.

     In April 1999, the Registrant issued the following shares of Registrant's common stock at $2.00 per share, in exchange for the surrender of its 10% 90-Day Convertible Promissory Notes, as amended (Notes), and the unpaid accrued interest on such Notes:

                                     Principal Amount of Note
     Name                                 Plus Interest     No. of Shares
     ----                                 -------------     -------------

     J. Paul Consulting Corporation            $60,500            30,250

     James Toot                                $30,250            15,125

     Claudia McAdam                            $30,250             7,562

     GJM Trading Partners, Ltd.                $15,124             7,562

     Great Expectations Family L.P.            $30,250            15,125

     Bateman Dynasty                           $30,250            15,125

     Cambridge Holdings, Ltd.                  $15,124             7,562

     Underwood Family Partners                  $5,040             2,520
                                                ------             -----

        TOTAL                                 $201,662           100,831



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

                                  VIII.

                      April 1999 Private Placement
                      ----------------------------

     Name                                 Consideration     No. of Shares
     ----                                 -------------     -------------

     Deloras Decker Hunter, Trustee           $50,000              25,000

     W. Douglas Moreland                      $40,000              20,000

     L. Michael Underwood                     $15,000               7,500

     Gladys F. Decker, Trustee                $23,000              11,500

     Paul C. and Carol A. Rivello             $14,000               7,000

     Max Gould                                $15,000               7,500

     John J. Turk, Jr.                        $10,000               5,000

     Myron A. Leon                            $20,000              10,000

     Michael J. Kirby                         $10,000               5,000

     Kenton Roy Holden IRA                    $10,000               5,000

     Inverness Investment Profit Sharing Plan $18,000               9,000

     Bleu Ridge Consultants Profit            $10,000               5,000

     Danny Yu Defined Benefit Pension Plan    $18,000               9,000

     Gulfstream Financial Partners, LLC       $15,000               7,500

     Frank J. Kostro                          $15,000               7,500

     Samuel F. Trussell                       $20,000              10,000

     David M. Chapman                         $20,000              10,000

     Richard F. and Barbara A. Vandresser     $10,000               5,000

     Charles C. Bruner                         $6,500               3,250

     Anthony B. Petrelli                       $6,500               3,250

     Eugene L. Neidiger                        $7,000               3,500

     Heather Evans                             $2,000               1,000

     Steve Schulz Defined Benefit Trust       $25,000              12,500

     Nancy Nita Macy, Trustee                 $40,000              20,000

     William E. Ambrose                       $10,000               5,000

     C. Richard and Johanna W. Harrison       $10,000               5,000

     Business Development Corporation         $10,000               5,000

     Nanna B. Schov Custodian for Davie
     Mork and Andreas B. Mork                  $8,000               4,000

     Barry A. Bates                           $15,000               7,500

     Thomas A. Forti, DDS                    $25,000               12,500

     Brad Rhodes                             $10,000                5,000

     Ronald Glosser                          $20,000               10,000

     Brian P. and Cheri Bertelsen            $10,000                5,000

     Jeanette Y. Mihaly                      $10,000                5,000

     Benedette Casale                        $20,000               10,000

     Colin David Rickson                     $10,000                5,000

     Arthur Kassoff                          $16,000                8,000

     Michael O'Hare                          $10,000                5,000

     Arianne Nemelka                         $30,000               15,000

     Boulder Family Partnership, Ltd.        $50,000               25,000

     Carla Johnson                           $10,000                5,000

     Patrick N. Kephart                       $5,000                2,500

     Dale Duncan                             $15,000                7,500

     Len Rothstein                           $15,000                7,500

     Abdallah E. Ghusn                       $12,000                6,000

     Leona Connelly                          $10,000                5,000

     Albert W. White                         $10,000                5,000

     David L. Gertz                          $10,000                5,000

     Gregory Pusey                           $10,000                5,000

     Jill Pusey, Custodian for
      Jacqueline Pusey                        $5,000                2,500

     Jill Pusey, Custodian for
     Christopher Pusey                        $5,000                2,500

     Cambridge Holdings, Ltd.                $50,000               25,000

     Arthur Marsh Lavenue                    $10,000                5,000

     Paul Ernst                              $30,000               15,000

     Sharon J. McDonald                      $30,000               15,000

     Douglas L.  Ray                          $8,000                4,000

     Scott Deitler                           $10,000                5,000

     Michael P. Noonan                       $15,000                7,500

     Russell L. Davis Profit Sharing Plan    $20,000               10,000

     Cardiovascular Associates, PC
     FBO L. Lockspeiser, M.D.                $10,000                5,000

     Charles Kirby                           $24,000               12,000
                                             -------               ------
       TOTAL                                $995,000              497,500
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


                                   IX.

     In May 1999, C.C.R.I. Corporation, a consultant to the Registrant exercised options for an aggregate of 8,000 shares of the Registrant's common stock at $4.00 per share. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act. The certificate issued to the consultant was impressed with a restrictive legend advising that the shares represented by certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No brokers or dealers received compensation in connection with the sale of these shares.

                                   X.

                       June 1999 Private Placement
                       ---------------------------

     Name                                 Consideration     No. of Shares
     ----                                 -------------     -------------

     Torben Maersk                              $10,000             2,500

     James M. Love                              $50,000            12,500

     Al-houda Hotels & Tourism                 $150,000            37,500

     Concorde Bank Limited                      $50,000            12,500

     Bobzin Dieter                              $40,000            10,000

     Carlos Goncalves                           $50,000            12,500

     Tectron-Industria de Productos
     Electronicos, LDA                         $100,000            25,000

     Jean Paul Desbrueres                       $30,000             7,500

     Wilhelm Giersten                           $20,000             5,000

     Dany Noujeim                                $2,000               500

     Goran Gustafson                            $10,000             2,500

     Lars Kellman                               $10,000             2,500

     Gert Kristensson                           $20,000             5,000

     Sune Persson                               $20,000             5,000

     Johanna Brassert                           $25,000             6,250

     Asuno, Inc.                               $300,000            75,000

     Henri Jacob                                $26,000             6,500

     Sylvie Lapidouse                           $40,000            10,000

     Ernst Schneider                            $50,000            12,500

     Kurt Marty                                 $25,000             6,250

     Helaba Schweiz                             $45,000            11,250

     Jean-Pierre Delaloye                       $24,000             6,000

     Coutts Bank LTD                            $24,000             6,000

     Etoile Limited                             $24,000             6,000

     Fondation Brigar                           $24,000             5,000

     Galba Anstalt                              $50,000            12,500
                                                -------            ------
       TOTAL                                 $1,219,000           304,750
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

                                   XI.

     In June 1999, the Registrant granted options to acquire 20,000 shares of the Registrant's common stock to Wellington Ewen, the Registrant's Chief Financial Officer, at an exercise price of $4.00 per share for five years from the dates the options become exercisable. The shares shall vest ratably over a 12-month period from date of grant. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

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

                                  XIII.

     In June 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to LMU & Company, a consultant of the Registrant. The options are exercisable at $3.00 per share for nine years and vest as to 20,000 shares covered hereby on February 1, 1999. Thereafter, the option shall vest as to the remaining 40,000 shares covered hereby on a pro rata basis monthly commencing March 1, 1999, and ending February 1, 2001. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

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

                                   XV.

     In July 1999, C.C.R.I. Corporation, a consultant to the Registrant exercised options for an aggregate of 12,000 shares of the Registrant's common stock at $4.00 per share. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act. The certificate issued to the consultant was impressed with a restrictive legend advising that the shares represented by certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No brokers or dealers received compensation in connection with the sale of these shares.

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

                                 XVIII.

     In September 1999, the Registrant granted a warrant to purchase 23,500 shares of the Registrant's common stock to CCRI, a consultant of the Registrant at an exercise price of $4.00 per share. The warrants are exercisable at any time within five years of the grant date and are fully vested. The Registrant claims the exemption from registration provided by
Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XIX.

                    September 1999 Private Placement
                    --------------------------------

     Name                                 Consideration     No. of Shares
     ----                                 -------------     -------------

     Metz Family Trust                           $4,000             1,000
     John R. Metz and Thersa G. Metz, TTEE

     Sunbelt Holdings, Inc.                      60,000            15,000
     Dennis D. French

     MRI, Inc.                                   20,000             5,000
     Profit Sharing Plan
     Dennis D. French

     Barry Seidman                              100,000            25,000

     James G. Stevens                            20,000             5,000
     Jana C. Stevens

     Edward Jones Custodian FBO                   2,000               500
     Sharon Witaker Roth IRA

     Edward Jones, Custodian FBO                 10,200             2,550
     Ernest Handelin Roth IRA

     Edward Jones, Custodian FBO                  6,000             1,500
     Carl Hendelin Roth IRA

     Edward Jones, Custodian FBO                  5,800             1,450
     Kathleen Rounds Roth IRA

     Edward Jones, Custodian FBO                  5,800             1,450
     Gary Handelin Roth IRA

     Edward Jones, Custodian FBO                  9,800             2,450
     Alan E. Handelin Roth IRA

     Leslie Rounds and Kathleen Rounds            4,000             1,000
     Husband and Wife, JT

     Ralph L. Fuentes and Diana C. Fuentes        3,000                750
     Husband and Wife, Community Property

     Alan E. Handelin                             4,000             1,000

     Ernest E. Handelin                          73,000            18,250

     Joseph P. Sperty                             8,000             2,000
     Karen H. Sperty

     David M. Chapman                            20,000             5,000

     Danny Yu Defined Benefit Pension Plan       50,000            12,500

     Russell L. David, Trustee of the            20,000             5,000
     Davis Family Trust

     Russell L. David, Trustee FBO               20,000             5,000
     Russell L. David Attorney at Law
     Profit Sharing Plan

     Sylvia E. David, Trustee of the             20,000             5,000
     Sylvia E. David Trust

     Danny Yu and Nancy Yu, Trustees             20,000             5,000
     Yu Family Living Trust

     Audrey Spangenberg                          20,000             5,000

     William H. Golod                             8,000             2,000
     Marsha B. Golod

     Samuel F. Trussell                          20,000             5,000

     John and Donna Bruce 1996 Living Trust       5,000             1,250

     Anders Johnson                               2,000               500

     Mikael E. Ibsen                              8,000             2,000

     Mohamed Ali Khawas                          30,000             7,500
     Malisco Switch Great Ind.

     Torben Maersk                               10,000             2,500

     ATO Ram 2 Ltd.                             100,000            25,000

     ATO Ram 2 Ltd.                             150,000            37,500

     Staffan Lindskog                             1,000               250

     Tawfig S. Mohammed                          20,000             5,000

     Wilheim Giersten                            60,000            15,000

     Dany Novjeim                                 2,000               500

     Goram Gustafsson                            10,000             2,500

     Edouard Rabbat                               2,000               500
     Riyadh Exhibitions Co. Ltd.

     Salah Abdullah Dashti                       50,000            12,500

     Michael C. Saunders                          6,000             1,500

     Jean Paul Desbrueres                        20,000             5,000

     Mohammed Al-Nussif                           1,200               300

     Mahmound Mohammed Abileh                   200,000            50,000

     Amir Salim Huneidi                         100,000            25,000

     Henrik Boyander                              4,000             1,000

     Raghib Zuberi                                5,000             1,250
     Yamama-Al-Kuwait

     Steen Thomsen                                4,000             1,000

     Carlos Goncalves                            50,000            12,500

     Robert and Joanne Penner,                   20,000             5,000
     Trustees of the Penner Family Trust

     Anders Jonson                                2,000               500

     Thomas M. Lyvers, Sr.                       10,000             2,500
     Breanda R. Lyvers

     Charles Kirby                               50,000            12,500

     Heather M. Evans                            10,000             2,500

     David S. Haydan                             20,000             5,000
     Shirley C. Haydan

     Direct Diamonds and Gold Exchange, Inc.     20,000             5,000

     Len Rothstein                               20,000             5,000

     Richard E. Reinisch and                     40,000            10,000
     Grace A. Reinish

     David A. Zallar                             20,000             5,000

     Christopher A. Marlett Living Trust         20,000             5,000

     David A. Zallar                             20,000             5,000
                                                 ------             -----
       TOTAL                                 $1,625,800           406,450
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

                                  XXII.

     In November 1999, as partial consideration for consulting services, the Registrant issued ATO Ram 2, Ltd. a warrant to purchase up to 25,000 shares of the Registrant's common stock, exercisable at $4.00 per share for five years. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

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

                                  XXIV.

     In February 2000, the Registrant granted options to acquire 20,000 shares of the Registrant's common stock to each of the following directors:
Wilson Benjamin and Joseph R. Ianelli at an exercise price of $6.00 per share from the dates the options become exercisable. The shares vest ratably over a 12-month period from date of grant. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XXV.

     In July 2000, Wellington Ewen, a former officer of the Registrant exercised options for an aggregate of 5,778 shares of the Registrant's common stock at $4.00 per share. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act.


                                  XXVI.

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

                                 XXVII.

     In July 2000, the Registrant terminated its agreement with Western Center for Clinical Studies ("WCCS"). As part of the termination, WCCS surrendered for cancellation a previously issued option to acquire 358,333 shares of the Registrant's common stock at $1.50 per share and retained a fully vested option to acquire 75,000 shares of the Registrant's common stock at an exercise price of $1.50 for five years. In conjunction with the termination, the Company granted WCCS a fully vested option to acquire 90,000 shares of the Registrant's common stock at an exercise price of $2.50 for five years. The issuance of the options to WCCS was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. WCCS represented that they acquired the option for investment and not with a view to distribution.

                                 XXVIII.

     In August 2000, W. Terrance Schreier, a consultant to the Registrant exercised warrants for an aggregate of 4,208 shares of the Registrant's common stock at $4.00 per share. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act. The certificate issued to the consultant was impressed with a restrictive legend advising that the shares represented by certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No brokers or dealers received compensation in connection with the sale of these shares.

                                  XXIX.

     In September 2000, C.C.R.I. Corporation, a consultant to the
Registrant exercised options for an aggregate of 43,000 shares of the Registrant's common stock at $4.00 per share. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act.

                                  XXX.

     In December 2000, the Registrant granted options to purchase an aggregate of 8,000 shares of the Registrant's common stock to the members of its Scientific and Medical Advisory Board at an exercise price of $2.00 per share for five years from the dates the shares become exercisable. The shares vest as follows: 50% on December 29, 2001, and 50% on December 29, 2002. The Registrant claims the exemption from registration provided by
Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificates were impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XXXI.

     As of December 31, 2000, the holders of 40,000 shares of the Registrant's Series B Preferred Stock had converted their shares into 40,000 shares of the Registrant's common stock. The issuance of the shares of common stock upon the conversion is exempt from registration in that there was no sale of the shares by the Registrant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of December 31, 2000, our accumulated deficit was approximately $20.2 million.

PLAN OF OPERATION

     We raised approximately $13.7 million through a secondary offering and the sale of the underwriter's over-allotment during the first half of 2000. We intend to use these funds to complete the clinical trial program associated with the FDA approval process for the treatment of acute painful shoulder, as well as ancillary studies and the New Drug Application ("NDA") process. In the future, we plan to seek FDA approval to market Esterom(R) for the treatment of impaired range of motion associated with lower back pain, and identify and develop other medical applications for Esterom(R) such as applications for arthritis and other joint disorders. We intend to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing and sales and marketing.

RESULTS OF OPERATIONS

     Year ended December 31, 2000, compared to year ended December 31, 1999. Total research and development expenses were $3,102,424 for 2000, as compared to $1,374,442 for 1999. Total general and administrative expenses
were $2,691,669 in 2000, as compared to $5,314,643 in 1999.   These
expenses include non-cash compensation expense associated with stock options granted in exchange for services as shown in the following table.

                                                               Year ended December 31,
                                                              1999                2000
                                                              ----                ----
          Research and development                         $ 1,374,442         $ 3,102,424
          Less  non-cash compensation                         (339,829)            (37,473)
                                                           -----------         -----------
                                                           $ 1,034,613         $ 3,064,951
                                                           ===========         ===========

          General and administrative                       $ 5,314,643         $ 2,691,669
          Less non-cash compensation                        (4,292,249)         (1,477,009)
                                                           -----------         -----------
                                                           $ 1,022,394         $ 1,214,660
                                                           ===========         ===========

     Research and development expense, excluding non-cash compensation
charges, was $3,064,951 in 2000 compared with $1,034,613 in 1999.   This
increase relates primarily to costs associated with the clinical trial completed in September 2000. General and administrative expense, excluding non-cash compensation charges, was $1,214,660 in 2000, compared with $1,022,394 in 1999. This increase relates primarily to costs associated with the expansion of our management team. We engaged the services of a full-time chief executive officer and president in November 1999 and a full-time chief financial officer in May 2000.

     Non-cash compensation charged to research and development was $37,473 in 2000, compared with $339,829 in 1999. Non-cash compensation charged to general and administrative expense was $1,477,009 in 2000, compared with $4,292,249 in 1999. The decrease in non-cash compensation reflects the declining value of stock options granted in exchange for services the underlying stock price declined and as the options vested and were fully expensed.

     Our net interest income was $688,938 in 2000, as compared to $63,226 in 1999. This increase resulted from larger cash, cash equivalent and short-term investment balances during 2000 reflecting the investment of proceeds from our secondary public offering completed in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through December 31, 2000, we have received net cash proceeds from financing activities aggregating approximately $20.5 million from these transactions. As of December 31, 2000, our working capital was approximately $11.8 million. On March 20, 2000, we completed a secondary public offering from which the net proceeds were approximately $12.5 million from the sale of 2,000,000 shares of common stock and warrants. On May 1, 2000, we received approximately $1.2 million from the over-allotment sale of 180,000 shares of common stock and 300,000 warrants.

     Our liquidity and capital needs relate primarily to working capital, research and development of Esterom(R), and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe the proceeds from our secondary offering will provide sufficient capital resources for the next twelve months and to fund our operations through the NDA approval process.
 Expectations about our long-term liquidity may prove inaccurate if approval for Esterom(R) is delayed or not obtained. We will not generate revenue from sales of Esterom(R) unless it is approved by the FDA for marketing.

     Net cash used in operating activities was approximately $3,903,048 in 2000 compared with $1,614,000 in 1999. The cash used in operations was primarily related to funding our clinical trial, expansion of research and development activities and establishing an administrative infrastructure.

     As of December 31, 2000, our principal source of liquidity was approximately $12.0 million in cash, cash equivalents and short-term investments.

     On July 15, 2000, Entropin issued 22,550 shares of common stock as payment of the annual dividends accrued on our Series B preferred stock in accordance with the terms of our July 1998 private placement of 245,000 shares of Series B preferred stock at $5.00 per share. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends accrue at the rate of $.50 per share per annum and are to be paid annually in arrears commencing July 15, 1998. At Entropin's election, annual dividends may be paid in cash and/or shares of Entropin's common stock at $5.00 per share.

     Our operating expenses will increase as we proceed with the two part Phase III clinical trials through the New Drug Application and other related FDA approval process. The estimated period for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom(R), the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom(R) gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise capital on favorable terms could have a material adverse effect on our business, financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

The Financial Statements are set forth on pages F-1 to F-26 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 11, 2000, the Registrant dismissed Causey Demgen & Moore Inc. as its independent accountants.

     The independent accountants' reports of Causey Demgen & Moore Inc. on the financial statements of the Registrant for each of the fiscal years ended December 31, 1999 and December 31, 1998 contained no adverse opinion or disclaimer of opinion and neither of those reports was qualified or modified as to uncertainty, audit scope or accounting principle.

     During the Registrant's two fiscal years ended December 31, 1999 and December 31, 1998, and through the date of this report on Form 10-KSB, there were no disagreements between the Registrant and Causey Demgen & Moore Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Registrant has requested that Causey Demgen & Moore Inc. furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on December 14, 2000.

     On December 11, 2000, upon the recommendation of its Audit Committee, the Registrant's Board of Directors appointed Deloitte & Touche LLP as its new independent accountants.

     During fiscal years ended December 31, 1998 and December 31, 1999, and the subsequent interim period prior to engaging Deloitte & Touche LLP, the Registrant did not consult with Deloitte & Touche LLP regarding either the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Registrant's Financial Statements or any matter that was the subject of a disagreement or reportable event with Causey Demgen & Moore Inc.

                                PART III

Items 9 through 12 will be contained in the definitive proxy statement, which shall be filed within 120 days of the date hereof and are incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     The following documents are filed as a part of this Form 10-KSB:
        Financial Statements of Entropin, Inc.:
             Report of Independent Certified Public Accountants Independent Auditors' Report
             Balance Sheets - December 31, 1999 and 2000
             Statements of Operations - Years Ended December 31, 1999 and 2000, and Period from August 27, 1984 (Inception) Through December 31, 2000
             Statements of Changes in Stockholders' Equity (Deficit) - Period from August 27, 1984 (Inception) Through December 31, 2000
             Statements of Cash Flows - Years Ended December 31, 1999 and 2000, and Period from August 27, 1984 (Inception) Through December 31, 2000
             Notes to Financial Statements

     Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
-------
Number    Description
------    -----------

3.1       Articles of Incorporation(1)

3.2       Bylaws(1)

3.3 Articles of Merger, as filed with the Colorado Secretary of State on January 15, 1998(2)

3.4 Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on January 15, 1998, as corrected (2)

3.5 Amended Articles of Incorporation, as filed with the Colorado Secretary of State on July 20, 1998(6)

3.6       Amended and Restated Bylaws, dated March 20, 1999 (9)

4.1 Specimen copy of stock certificate for Common Stock, $.001 par value (2)

4.2 Specimen copy of stock certificate for Series A Preferred Stock, $.001 par value (2)

4.3       Form of Common Stock Purchase Warrant Certificate (9)

10.1      Stock Option Plan (1)

10.2      Stock Bonus Plan (1)

10.3 Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (2)

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

10.5 Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson (4)

10.6 License Agreement dated January 1, 1998, between the Registrant and Dr. James E. Wynn (4)

10.7 Assignment of Patent #4,556,663 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc (4)

10.8 Assignment of Patent #4,512,996 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc (4)

10.9 Assignment of Patent #4,469,700 dated September 24, 1992, by Lowell M. Somers, M.D. to Entropin, Inc. (4)

10.10 Assignment of rights in the application for Letters Patent under Serial Number 07/999,307 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated February 16, 1993(4)

10.11 Assignment of rights in the application for Letters Patent under Serial Number 08/260,054 by Lowell M. Somers and James E. Wynn to Entropin, Inc., dated July 29, 1994(4)

10.12 Agreement dated April 18, 1998 by and between the Registrant and the Western Center for Clinical Studies, Inc. (5)

10.13     Agreement Among Shareholders, dated June 29, 1998(6)

10.14     1998 Compensatory Stock Plan (7)

10.15 Agreement dated August 16, 1999, by and between the Registrant and Therapeutic Management, Inc. [Confidential treatment has been granted](8)

10.16     Agreement Among Shareholders, dated March 3, 1999(9)

10.17 Amendment, dated August 3, 1998, by and between the Registrant and Western Center for Clinical Studies, Inc.(9)

10.18 Second Amendment, dated July 21, 1999, between the Registrant and the Western Center for Clinical Studies, Inc. (9)

10.19 Amendment to License Agreement, dated June 5, 1999, between the Registrant and Dr. James E. Wynn (9)

10.20 Wrap Around Agreement dated November 10, 1999, by and between the Registrant and Therapeutic Management, Inc. [Confidential treatment has been granted.](9)

10.21 Underwriting Agreement between the Registrant and Neidiger, Tucker, Bruner, Inc. (3)

24.2      Consent of Causey Demgen & Moore Inc. (9)

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

     Reports on Form 8-K.

     During the last quarter covered by this Report, the Registrant filed the following Current Reports on Form 8-K:

     (a) Current Report on Form 8-K filed on October 10, 2000 regarding the results of the Phase IIIA clinical trials required by the U.S. Food and Drug Administration as reported in that certain press release dated October 2, 2000;

     (b) Current Report on Form 8-K filed on December 14, 2000 regarding the resignation of Donald Hunter from the Registrant's Board of Directors; and

     (c) Current Report on Form 8-K filed on December 14, 2000 regarding the dismissal of Causey Demgen & Moore Inc. and the engagement of Deloitte & Touche LLP.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001                      ENTROPIN, INC.

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

Signatures                     Title                       Date
----------                     -----                       ----

\s\ Higgins D. Bailey, Ed.D.   Chairman of the Board       May 11, 2001
----------------------------   and Secretary
Higgins D. Bailey

\s\ Thomas G. Tachovsky, Ph.D. President, Director and     May 11, 2001
------------------------------ Chief Executive Officer
Thomas G. Tachovsky, Ph.D.


\s\ Patricia G. Kriss          Chief Financial Officer,    May 11, 2001
---------------------          Secretary and Principal
Patricia G. Kriss              Financial Officer


\s\ Wilson S. Benjamin         Director                    May 11, 2001
----------------------
Wilson Benjamin


\s\ Randall L. Carpenter, M.D. Director                    May 11, 2001
------------------------------
Randall L. Carpenter, M.D.


\s\ Joseph R. Ianelli          Director                    May 11, 2001
---------------------
Joseph R. Ianelli

\s\ Paul V. Maier              Director                    May 11, 2001
-----------------
Paul Maier

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountants                    F-2

Independent Auditors' Report                                          F-3

Balance Sheets as of December 31, 1999 and 2000                       F-4

Statements of Operations for the Years Ended December 31, 1999 and
2000 and for the Period from August 27, 1984 (Inception) Through
December 31, 2000                                                     F-5

Statements of Changes in Stockholders' Equity (Deficit) for the
Period from August 27, 1984 (Inception) Through December 31, 2000     F-6

Statements of Cash Flows for the Years Ended December 31, 1999
and 2000 and for the Period from August 27, 1984 (Inception)
Through December 31, 2000                                            F-10

Notes to Financial Statements                                        F-12

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Entropin, Inc.


We have audited the accompanying balance sheet of Entropin, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from August 27, 1984 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended and for the period from August 27, 1984 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.




Denver, Colorado
February 4, 2000                               CAUSEY DEMGEN & MOORE INC.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Entropin, Inc.

We have audited the accompanying balance sheet of Entropin, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and for the period from August 27, 1984 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the period from August 27, 1984 (inception) through December 31, 1999 were audited by other auditors whose report, dated February 4, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from August 27, 1984 (inception) through December 31, 1999 reflect a net loss applicable to common stockholders of $14,993,971 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Entropin, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended, and for the period from August 27, 1984 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Diego, California
May 11, 2001

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                       DECEMBER 31, 1999 AND 2000
ASSETS
------

                                                            1999                 2000
                                                            ----                 ----
Current assets:
  Cash and cash equivalents                              $ 2,260,526         $ 6,018,187
  Short-term investments                                           -           5,821,069
  Accrued interest receivable                                      -             231,639
                                                         -----------         -----------

    Total current assets                                   2,260,526          12,070,895

Patent costs, less accumulated amortization of
  $82,019 (1999) and $106,671(2000)                          321,150             324,495
Deferred stock offering costs                                169,425                   -
Property and equipment, net                                   61,863               7,601
Other                                                         12,261               3,000
                                                         -----------         -----------

                                                         $ 2,825,225         $12,405,991
                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                       $   199,042         $   271,035
  Accounts payable - related parties                         123,763                   -
                                                         -----------         -----------
    Total current liabilities                                322,805             271,035

Deferred royalty agreement                                   184,071                   -

Commitments and contingencies (Note 7)

Series A redeemable preferred stock, $.001 par value;
  3,210,487 shares authorized, issued and outstanding,
  $1.00 per share redemption value                         3,210,487           3,210,487

Series B redeemable convertible preferred stock, $.001 par
  value; 400,000 shares authorized, 230,500 (1999) and
  190,500 (2000) shares issued and outstanding, $5.00
  per share redemption value                               1,093,175             919,618

Stockholders' equity (deficit):
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 7,382,280 (1999) and 9,688,424 (2000)
    shares issued and outstanding                              7,382               9,688
  Additional paid-in capita                               14,647,623          28,241,664
  Unearned stock compensation                             (1,699,157)            (87,436)
  Deficit accumulated during the development stage       (14,941,161)        (20,159,065)
                                                         -----------         -----------
    Total stockholders' equity (deficit)                  (1,985,313)          8,004,851
                                                         -----------         -----------

                                                         $ 2,825,225         $12,405,991
                                                         ===========         ===========

             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A EVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                        THROUGH DECEMBER 31, 2000

                                                                               Inception through
                                             1999                2000          December 31, 2000
                                             ----                ----          -----------------

Costs and expenses:
  Research and development              $  1,374,442        $  3,102,424        $  9,330,439
  General and administrative               5,314,643           2,691,669          10,515,130
                                        ------------        ------------        ------------

    Operating loss                        (6,689,085)         (5,794,093)        (19,845,569)
                                        ------------        ------------        ------------

Other income (expense):
  Interest income                             64,888             688,938             778,564
  Interest expense                            (1,662)                  -            (242,811)
                                        ------------        ------------        ------------

    Total other income (expense)              63,226             688,938             535,753
                                        ------------        ------------        ------------

Net loss                                  (6,625,859)         (5,105,155)        (19,309,816)

Dividends applicable to preferred
   stockholders                             (119,300)           (120,772)           (884,657)
                                        ------------        ------------        ------------

Net loss applicable to common
   stockholders                         $ (6,745,159)       $ (5,225,927)       $(20,194,473)
                                        ============        ============        ============

Basic and diluted net loss per
  common share                          $      (1.00)       $       (.57)       $      (3.61)
                                        ============        ============        ============

Weighted average common shares
  outstanding                              6,749,000           9,134,000           5,599,000
                                        ============        ============        ============



             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2000




                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional                 during the    tockholders'
                                            Common stock         paid-in      Stock       development     equity
                                          Shares      Amount     capital   subscriptions     stage       (deficit)
                                          ------      ------   ----------  -------------  ------------ ------------

Balance at August 27, 1984 (inception)          -     $    -   $        -   $        -    $          -  $         -

 Shares issued for cash in 1984
  ($.005 per share)                       991,800        992        4,008            -              -         5,000

 Shares issued for services in 1991
  ($.005 per share)                     3,967,198      3,967       16,033            -              -        20,000

  Cash contribution from stockholder
   in 1991                                      -          -       50,000            -              -        50,000

 Net loss for the period from inception
  through December 31, 1994                     -          -            -            -     (2,824,221)   (2,824,221)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1994              4,958,998      4,959       70,041            -     (2,824,221)   (2,749,221)

  Cash received for common stock
   subscription                                 -          -            -      150,000              -       150,000

  Net loss for the year                         -          -            -            -        (263,368)    (263,368)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1995              4,958,998      4,959       70,041      150,000      (3,087,589)  (2,862,589)

  Shares issued for cash ($1.15
   per share)                             261,002        261      299,739     (150,000)              -      150,000

  Net loss for the year                         -          -            -            -        (375,138)    (375,138)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1996              5,220,000      5,220      369,780            -      (3,462,727)  (3,087,727)

                      (Continued on following page)
             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2000

                     (Continued from preceding page)



                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional                 during the    tockholders'
                                            Common stock         paid-in      Stock       development     equity
                                          Shares      Amount     capital   subscriptions     stage       (deficit)
                                          ------      ------   ----------  -------------  ------------ ------------
  Stock contributions from stockholders         -          -      927,000            -              -       927,000

  Net loss for the year                         -          -            -            -     (1,351,448)   (1,351,448)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1997              5,220,000      5,220    1,296,780            -      (4,814,175)  (3,512,175)

  Shares issued for cash ($2.75
    per share)                            300,000        300      797,810            -               -      798,110

  Shares issued pursuant to
    recapitalization                      480,051        480      219,620            -               -      220,100

  Unearned stock compensation pursuant
    to issuance of common stock options         -          -    3,710,000   (3,710,000)              -            -

  Amortization and valuation adjustment
    of unearned stock compensation              -          -            -    1,500,726               -    1,500,726

  Issuance of Series B preferred stock
     with a beneficial conversion feature       -          -      613,750            -        (613,750)           -

  Net loss for the year                         -          -            -            -      (2,764,627)  (2,764,627)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1998              6,000,051      6,000    6,637,960   (2,209,274)     (8,192,552)  (3,757,866)

                      (Continued on folowing page)
            See accompannying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2000

                     (Continued from preceding page)



                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional                 during the    tockholders'
                                            Common stock         paid-in      Stock       development     equity
                                          Shares      Amount     capital   subscriptions     stage       (deficit)
                                          ------      ------   ----------  -------------  ------------ ------------
  Unearned stock compensation pursuant
    to issuance of common stock options         -          -    4,121,961   (4,121,961)              -            -

  Amortization and valuation adjustment
    of unearned stock compensation              -          -            -     4,632,078              -    4,632,078

  Shares issued pursuant to
    private placements                  1,208,700      1,209    3,366,121            -               -    3,367,330

  Conversion of promissory notes to
    common stock                          100,831        101      201,561            -               -      201,662

  Shares issued from exercise of
    common stock options                   20,000         20       79,980            -               -       80,000

  Shares issued for services               13,148         12       67,755            -               -       67,767

  Conversion of Series B preferred
    stock to common stock                  15,000         15       74,985            -               -       75,000

  Shares issued for Series B preferred
    stock dividend                         24,550         25      122,725            -        (122,750)           -

  Accretion to mandatory redemption
    amount for Series B preferred stock         -          -      (25,425)           -               -      (25,425)

  Net loss for the year                         -          -            -            -      (6,625,859)  (6,625,859)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1999              7,382,280      7,382   14,647,623   (1,699,157)    (14,941,161)  (1,985,313)

                      (Continued on following page)
             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2000




                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional                 during the    tockholders'
                                            Common stock         paid-in      Stock       development     equity
                                          Shares      Amount     capital   subscriptions     stage       (deficit)
                                          ------      ------   ----------  -------------  ------------ ------------
  Unearned stock compensation pursuant to
    issuance of common stock options            -          -      (97,239)      97,239               -            -

  Amortization and valuation adjustment
    of  unearned stock compensation             -          -            -    1,514,482               -    1,514,482

  Shares and warrants issued pursuant to
    secondary offering                  2,180,000      2,180   13,678,154            -               -   13,680,334

  Shares issued from exercise of
    common stock options and warrants      52,986         53          (53)           -               -            -

  Shares issued for services               10,608         10       56,935            -               -       56,945

  Common stock options canceled                 -          -            -            -               -            -

  Common stock warrants canceled in
    exchange for cash                           -          -     (330,000)           -               -     (330,000)

  Conversion of Series B preferred
    stock to common stock                  40,000         40      189,664            -               -      189,704

  Shares issued for Series B preferred
    stock dividend                         22,550         23      112,727            -        (112,750)           -

  Accretion to mandatory redemption
    amount for Series B preferred stock         -          -      (16,147)           -               -      (16,147)

  Net loss for the year                         -          -            -            -      (5,105,155)  (5,105,155)
                                        ---------     ------  -----------   ----------    ------------  -----------

Balance, December 31, 2000              9,688,424     $9,688  $28,241,664   $  (87,436)   $(20,159,066) $ 8,004,850
                                        =========     ======  ===========   ==========    ============  ===========



             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                        THROUGH DECEMBER 31, 2000

                                                                               Inception through
                                             1999                2000          December 31, 2000
                                             ----                ----            --------------
Cash flows from operating activities:
  Net loss                              $(6,625,859)        $(5,105,155)         $(19,309,816)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization          40,842              41,988               164,509
      Provision under deferred royalty
        agreement                            14,288            (184,071)                    -
      Services received in exchange
        for stock, stock options and
        warrants                          4,699,845           1,571,427             8,718,998
      Services received in exchange for
        compensation agreements                   -                   -             2,231,678
      Increase in accrued interest
        receivable                                -            (231,639)             (231,639)
      Increase (decrease) in accounts
        payable                             252,350             (51,770)              440,174
      Other                                   4,075              56,172)               45,704
                                        -----------         -----------          ------------

      Net cash used in operating
        activities                       (1,614,459)         (3,902,861)           (7,940,210)
                                        -----------         -----------          ------------

Cash flows from investing activities:
  Purchase of short-term investments, net         -          (5,821,069)           (5,821,069)
  Patent costs                              (48,253)            (27,997)             (431,166)
  Purchase of property and equipment              -              (9,984)             (112,483)
                                        -----------         -----------          ------------

      Net cash used in investing
        activities                          (48,253)         (5,859,237)           (6,364,905)
                                        -----------         -----------          ------------

Cash flows from financing activities:
  Proceeds from shares issued pursuant
    to recapitalization                           -                   -               220,100
  Deferred stock offering costs            (169,425)                  -              (169,425)
  Proceeds from issuance of common
    stock and warrants                    3,447,330          13,849,759            18,450,199
  Proceeds from issuance of preferred
    stock                                         -                   -             1,142,750
  Payment for cancellation of common
    stock warrant                                 -            (330,000)             (330,000)
  Proceeds from stockholder loans                 -                   -               809,678
  Proceeds from stockholder advances              -                   -                98,873
  Repayments of stockholder advances              -                   -               (98,873)
  Proceeds from convertible notes payable   200,000                   -               200,000
                                        -----------         -----------          ------------

      Net cash provided by financing
      activities                          3,477,905          13,519,759            20,323,302
                                        -----------         -----------          ------------

Net increase in cash and cash
  equivalents                             1,815,193           3,757,661             6,018,187

Cash and cash equivalents at beginning
  of period                                 445,333           2,260,526                     -
                                        -----------         -----------          ------------

Cash and cash equivalents at end
  of period                             $ 2,260,526         $ 6,018,187          $  6,018,187
                                        ===========         ===========          ============


                      (Continued on following page)
             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        SYATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000
       AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH
                            DECEMBER 31, 2000


                     (Continued from preceding page)

     Supplemental disclosure of cash flow information:

                                                                               Inception through
                                             1999                2000          December 31, 2000
                                             ----                ----          -----------------

     Cash paid during the period for
       interest                            $    -              $   -                $61,306

     Supplemental disclosure of non-cash investing and financing activities:

     During 1998, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

     During 1999, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

     During 1999 and 2000, the Company issued 13,148 shares and 10,608 shares of common stock for services totaling $67,767 and $56,945, respectively.

     During 1999 and 2000, the Company issued 24,550 shares and 22,550 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock, respectively.

     During 1999 and 2000, the Company issued 15,000 shares and 40,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock totaling $75,000 and $189,704, respectively.



             See accompanying notes to financial statments.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



1.   Organization and summary of significant accounting policies
     -----------------------------------------------------------

     Organization and basis of presentation:

     Entropin, Inc. (the "Company"), a Colorado corporation, was organized and commenced operations in August 1984 as a pharmaceutical research company developing Esterom(R) solution ("Esterom(R)"), a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder.

     During 1998, the Company consummated an agreement and plan of merger with Vanden Capital Group, Inc. ("Vanden"), a Colorado corporation, under which Vanden acquired all of the issued and outstanding common shares of the Company (see Note 5). The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, and a reverse acquisition with the Company as the acquirer.

     The Company completed a recapitalization during 1998 (see Note 5). The Company also completed private offerings of 245,500 shares of Series
     B convertible preferred stock for gross proceeds of $1,227,500 (Note
     4), $200,000 of convertible notes payable, and 1,508,700 shares of common stock for gross proceeds of $4,664,800 (Note 5). In addition, the Company raised approximately $13,700,000 through a secondary offering and sale of the underwriter's over-allotment during the first half of 2000. The Company intends to use these funds to complete Esterom's(R) clinical trial program associated with the FDA approval process for the treatment of acute painful shoulder, as well as ancillary studies and the New Drug Application (NDA) process.

     Because the Company has not yet completed product development, obtained regulatory approval, or verified the market acceptance and demand for Esterom(R), its activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at December 31, 2000 of $20,159,065. The Company's continued existence is dependent on its ability to obtain FDA approval for Esterom(R) and successfully market it.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income taxes:

     The Company provides for income taxes utilizing the asset and liability approach under which deferred income taxes are recognized based upon currently enacted tax laws and rates applicable to the periods in which the taxes are expected to become payable. A valuation allowance is established for deferred income tax assets when their realization is not reasonably assured.

     Property and equipment:

     Office furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of three years.

     Leasehold improvements are recorded at cost and amortized over the shorter of their estimated useful life or the related lease term.

     Patents:

     Patents are stated at cost less accumulated amortization which is calculated on a straight-line basis over their useful lives, estimated by management to average 16 years. Research and development costs and any costs associated with internally developed patents (with the exception of legal costs) are expensed in the period incurred.

     The Company holds nine U.S. patents issued between 1984 and 2000 with expiration dates ranging from September 2001 to June 2014. These patents include two material composition patents covering the molecules contained in Esterom(R) that expire in 2012 and 2013. The Company's three initial patents were based on methods of treatment of rheumatoid arthritis using benzoylecgonine and related compounds, and the six subsequent patents include compound, composition and method claims involving derivatives of the compounds represented in the earlier patents. The Company believes that some of the patents may be eligible for extensions of up to five years.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     During 1993, the Company filed an International Patent Application under the Patent Cooperation Treaty claiming compounds present in the Esterom(R) formulation from which eight separate patent applications were derived - Australia, Canada, Europe, Hungary, Japan, New Zealand, Norway and Poland. In addition, the Company filed patent applications in China, Israel, Mexico, South Africa and Taiwan. From these foreign applications, nine patents have been issued to date.

     Impairment of long-lived assets:

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Cash equivalents and short-term investments:

     The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2000, the Company's portfolio consisted of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 239 days.

     Deferred stock offering costs:

     Deferred stock offering costs represent costs incurred during 1999 in connection with a secondary offering of common stock (see Note 5). The Company successfully completed this offering on March 20, 2000, and all deferred costs were charged against the proceeds of the offering.

     Concentrations of credit risk:

     The Company invests its excess cash principally in certificates of deposit. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any losses on its cash equivalents or short-term investments.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     Stock-based compensation:

     The Company has adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Compensation cost for stock options is measured as the fair value of the options using the Black-Scholes option pricing model.

     Deferred charges for options granted to non-employees have been determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 98-16 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included in deferred compensation in the financial statements.

     Fair value of financial instruments:

     The carrying amount of cash, cash equivalents, short-term investments, receivables and accounts payable are considered to be representative of their respective fair values because of their short-term nature. The Company believes that it is not practical to estimate the fair market value of its Series A and Series B preferred stock because of the numerous features unique to these securities as described in Note 4 without incurring excessive costs.

     Loss per share:

     Net loss per common share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive. Dividends on preferred stock consisting of 10% cumulative dividends and deemed dividends related to the beneficial conversion feature and mandatory redemption accretion of Series B preferred stock (see Note 4), are added to net loss for the purpose of determining net loss and net loss per share amounts applicable to common stockholders.

     Segment reporting:

     The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

     Reclassifications:

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     Certain prior period amounts have been reclassified to conform with the current year presentation.

2.   Related party transactions
     --------------------------

     Lease agreement:

     The Company subleases on a month-to-month basis approximately 800 square feet of office space from a principal stockholder, at $800 per month. Rent expense related to the sublease was $9,600, $9,600 and $27,914 for the years ended December 31, 1999 and 2000 and for the period from August 27, 1984 (inception) through December 31, 2000, respectively.

     Conversion of long-term debt - stockholders:

     During January 1998, the Company converted $1,710,487 of long-term debt and accrued interest, incurred for cash advances and past services associated with research and development, into 1,710,487 shares of 8% non-voting, non-cumulative Series A preferred stock at $1.00 per share (see Note 4). The debt was owed to significant stockholders.

3.   Income taxes
     ------------

     The Company has no recorded income tax expense or benefit for the years ended December 31, 1999 and 2000 and the period from August 27, 1984 (inception) through December 31, 2000. This differs from the income tax benefit that would result from applying the federal statutory rate of 34% to net loss for these periods primarily as a result of a valuation allowance provided for deferred income tax assets and losses incurred through 1998 while the Company was reporting as an S Corporation for income tax purposes.

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $7,243,000 for federal purposes and $3,826,000 for state purposes. The federal and state net operating loss carryforwards begin to expire in 2018 and 2002, respectively. Approximately $250,000 of the net operating loss carryforwards are limited as to the amount which may be used in any one year. At December 31, 1999 and 2000, deferred income tax assets and the related valuation allowance are as follows:

                                                              1999                2000
                                                              ----                ----
          Deferred tax assets resulting from:
              Net operating loss carryforwards             $ 1,245,000         $ 2,686,000
              Accrual to cash adjustments                      875,000              16,000
              Unearned stock compensation                    2,146,000           3,046,000
              Capital loss contribution                              -              26,000
                                                           -----------         -----------


                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



                Total                                        4,266,000           5,774,000
                                                           -----------         -----------

          Less valuation allowance                          (4,266,000)         (5,774,000)
                                                           -----------         -----------

                                                           $         -         $         -
                                                           ===========         ===========

     A 100% valuation allowance has been established for deferred income tax assets, as utilization of the loss carryforwards and realization of other deferred income tax assets is not reasonably assured.

4.   Redeemable preferred stock
     --------------------------

     In December 1997, the Board of Directors approved an amendment to the Company's articles of incorporation to authorize the issuance of 10,000,000 shares of $.001 par value preferred stock in various series.

     In January 1998, the Company issued 3,210,487 shares of its Series A redeemable, non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders, accrued interest, and a $1,500,000 compensation agreement. The annual 8% dividend is based upon a $1.00 per share value, and is only payable out of earnings. The Series A preferred stock is redeemable only from 20% of annual earnings, but not exceeding net cash flow from operating activities, and will automatically cancel on January 16, 2005 if not fully redeemed. The Company may voluntarily redeem outstanding shares of preferred stock at $1.00 per share.

     In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The shares are convertible on a one-for-one basis into common stock. The $613,750 intrinsic value of this beneficial conversion feature was recorded by allocating this portion of the total net proceeds to additional paid-in capital, with an equal amount treated as an immediate deemed dividend to the preferred stockholders. The dividends accrue at the rate of $.50 per share per annum and are paid annually commencing July 15, 1999. At the Company's election, annual dividends were paid in shares of the Company's common stock at $5.00 per share at July 15, 1999 and 2000. 55,000 Series B preferred shares have been converted as of December 31, 2000. All unconverted shares will be redeemed at $5.00 per share on or before July 15, 2003. The Company is accreting its Series B preferred stock up to the mandatory redemption amount. Such accretion amounts are treated as deemed dividends to preferred stockholders.

5.   Stockholders' equity
     --------------------

     Recapitalization:

     In December 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, in a reverse acquisition.

     Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated during January 1998 and is presented on the statement of changes in stockholders' equity as an issuance of 480,051 shares of common stock for cash proceeds of $220,100 pursuant to recapitalization. In connection with the recapitalization, the Company issued options to purchase 180,001 shares of its $.001 par value common stock for cash of

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS


     $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract as compensation for arranging the merger. The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000. The remaining options to acquire 180,001 shares are exercisable for a five-year period.

     Following the exchange, the Company's stockholders owned approximately 95% of the outstanding common stock of Vanden. The reverse acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the common stock and additional paid-in capital amounts have been restated on the statements of stockholders' equity to give retroactive effect to the recapitalization.

     Private placements:

     In January 1998, the Company completed a private placement of 300,000 shares of its common stock at $2.75 per share for proceeds of $825,000.

     In April 1999, the Company completed a private placement of 497,500 shares of its common stock at $2.00 per share for proceeds of $995,000.

     In June 1999, the Company completed a private placement of 304,750 shares of its common stock at $4.00 per share for proceeds of $1,219,000.

     In September 1999, the Company completed a private placement of 406,450 shares of its common stock at $4.00 per share for proceeds of $1,625,800.

     Secondary public offering:

     On March 20, 2000, the Company completed a secondary public offering. The Company received net proceeds of approximately $12,500,000 (net of offering costs of approximately $2,000,000) from the sale of 2,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants. The warrants are exercisable at $10.50 per share at any time until March 14, 2005. After March 14, 2001, under certain conditions, the Company may redeem the warrants at $.25 per warrant. The Company also issued to the underwriter warrants to purchase up to 200,000 shares at an exercise price of $8.25 per share and an option to purchase up to 200,000 warrants to purchase 200,000 shares at $.30 per warrant. On May 1, 2000, the Company received net proceeds of $1,185,000 from the over-allotment sale of 180,000 shares of common stock and 300,000 warrants. The warrants carry the same terms as those sold in the public offering.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



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

     Stock options and warrants:

     In March 1999, the Company provided a 175,000 share stock option agreement to an organization with which the Company entered a one-year consulting agreement. The Company may terminate the agreement after six months. The organization provides investment community relations services, and receives compensation of $3,000 per month. The option is exercisable at $3.00 per share. The option provides certain registration rights to the holder, and is exercisable the earlier of January 1, 2000 or when the shares become registered. The exercise period is five years from the date the shares become freely tradable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

     In March 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was also to be paid a retainer of $7,000 per month. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $4.50 per share. In July 1999, the Company terminated the consulting agreement. As final settlement, the organization received $69,084 for fees and expenses earned in conjunction with fund raising and a warrant to purchase 50,000 shares of the Company's common stock, exercisable for five years at $4.00 per share. The previous warrants to purchase 300,000 shares of the Company's common stock were canceled.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     In March 1999, the Company provided a 125,000 share stock option agreement to a partnership, with whom the Company entered into a six month consulting agreement. The partnership provided financial community relations and debt funding services. The options are exercisable at $3.00 per share. The options provide certain registration rights to the holder, and became exercisable on January 1, 2000. The exercise period is five years from the date the shares become freely tradable. To the extent that the shares underlying the options are not registered within two years of grant date, the holders have the right to exercise the options on a cashless basis for a period of five years.

     In March 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $3.00 per share, provided certain registration rights, and vested 100,000 shares as of the date of the agreement, with the remaining 200,000 shares to vest in May and August 1999, subject to certain funding requirements. However, to date, no services have been provided to the Company under the terms of the agreement. As a result, the Company has cancelled all warrants issued under the agreement. The Company has been notified that the organization intends to assert a claim for the warrants. The Company believes that the claim is without merit and intends to defend against it vigorously.

     In June 1999, the Company provided a 60,000 share stock option agreement to an individual providing intellectual property assistance and advice related to the Company's technology and products. The options are exercisable at $5.00 per share for five years. Options to purchase 20,000 shares vest on May 1, 2000, with the remaining shares vesting ratably monthly through May 1, 2002.

     In June 1999, the Company provided a 20,000 share stock option agreement to an officer in exchange for services rendered to the Company. The options are exercisable at $4.00 per share for five years. The options vest ratably over a 12-month period from date of grant.

     In June and July 1999, the Company provided stock option agreements aggregating 120,000 shares to an organization providing financial consulting services. The options are exercisable at $3.00 to $4.00 per share and vest 25,400 shares as of June 30, 1999, 20,000 shares at August 5, 1999, with the remaining shares vesting through February 1, 2001.

     In September 1999, the Company provided a 101,681 share stock warrant agreement to an organization in exchange for assistance with the June and September 1999 private placements of common stock. The warrants are exercisable at $4.00 per share for five years and are fully vested. In March 2000, this arrangement was terminated and the Company paid $330,000 cash as consideration for cancellation of the warrant agreement.

     In November 1999, as partial consideration for consulting services, the Company issued to a consultant a warrant to purchase 30,000 shares of common stock, exercisable at $4.00 per share for five years.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS




     In November 1999, the Company provided a stock option agreement to purchase 400,000 shares of common stock to its president and chief operating officer at an exercise price of $5.00 per share. The options vest as follows: 100,000 shares upon completion of the first part of the Phase III trials; 150,000 shares upon submission of the New Drug Application (NDA); and, 150,000 shares upon approval of the NDA. The options expire five years from the dates they become exercisable.

     In February 2000, the Company provided stock option agreements to two directors to purchase 20,000 shares of the Company's common stock exercisable for five years at $6.00 per share. The options vest ratably on a monthly basis commencing February 1, 2000, and ending upon the earlier of February 1, 2001, or the termination of the recipient's term as a director.

     In December 2000, the Board of Directors approved a compensation plan for members of the Company's Scientific and Medical Advisory Board, which included stock options aggregating 8,000 shares in exchange for services. The options are exercisable at $2.00 per share and vest in equal portions in December 2001 and 2002.

     In April 1998, the Company provided a stock option agreement to purchase 450,000 shares of the Company's common stock at $1.50 per share to an organization retained to provide assistance in taking Esterom(R) through the clinical trial and New Drug Application approval process. In July 2000, upon completion of enrollment in the initial Phase III clinical trial, the Company terminated its agreements with this organization. The termination agreement allowed the organization to retain fully vested options to purchase 75,000 shares of the Company's common stock at $1.50 per share and options to purchase 15,195 shares at $1.50 that the organization had previously assigned to its employees and advisors. In addition, the Company granted the organization fully vested options to purchase 90,000 shares at $2.50 per share. Previously issued options to purchase 359,805 shares of the Company's common stock at $1.50 per share were canceled.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS




     The following is a summary of stock option activity:

                                                                 Options Exercisable
                                                                 -------------------
                                          Option       Wtd. avg.            Wtd. avg.
                             Number      price per     exercise   Number    exercise
                           of shares       share        price    of shares    price
                           ---------       -----        -----    ---------    -----
Balance December 31, 1997          -
Granted                    1,505,002   $.001 to $4.00  $ 2.26
Canceled                    (180,001)      $0.001      $0.001
                          ----------                   ------

Balance December 31, 1998  1,325,001                   $ 2.56      713,528     $3.31

Granted                    1,371,000   $3.00 to $5.00  $ 4.07
Exercised                    (20,000)      $4.00       $ 4.00
Canceled                     (55,000)  $3.00 to $4.00  $ 3.36
                          ----------                   ------

Balance December 31, 1999  2,621,001                   $ 3.43    1,647,669     $3.52

Granted                      138,000   $2.00 to $6.00  $ 3.49
Exercised                    (95,000)      $4.00       $ 4.00
Canceled                    (359,805)      $1.50       $ 1.50
                          ----------                   ------

Balance December 31, 2000  2,304,196                   $ 3.14    1,849,335     $3.44

     The following is a summary of stock warrant activity:

                                                                   Wtd. avg.
                                 Number          Warrant price     exercise
                                of shares             per share     price
                                ---------          ---------         -----
Balance, December 31, 1998              -

Granted                         1,200,181       $3.00 to $4.00        $3.17
Canceled                         (205,000)      $3.00 to $4.00        $3.02
                               ----------                           -------

Balance, December 31, 1999        995,181                             $3.20

Granted                         2,500,000       $8.75 to $10.50      $10.36
Exercised                         (10,000)           $4.00            $4.00
Canceled                         (101,681)           $4.00            $4.00
                               ----------                           -------
Balance, December 31, 2000      3,383,500                             $8.46
                               ==========

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     The following is additional information with respect to those options and warrants outstanding at December 31, 2000:


                                                          Wtd. avg.
                                                          remaining
                            Number          Options      contractual
  Option price per share   of shares      exercisable   life in years
  ----------------------   ---------      -----------   -------------

           $1.50              90,195           90,195       3.20
           $2.00               8,000                -       6.00
           $2.50              90,000           90,000       2.35
           $2.80             180,001          180,001       1.82
           $3.00             625,000          590,001       5.32
           $4.00             811,000          811,000       3.04
           $5.00             460,000           51,472       2.33
           $6.00              40,000           36,666       4.09
                          ----------       ----------       ----
                           2,304,196        1,849,335       3.62
                          ==========       ==========       ====

                                                           Wtd. avg.
                                                           remaining
                             Number         Warrants      contractual
  Warrant price per share   of shares      exercisable   life in years
  -----------------------   ---------      -----------   -------------

           $3.00             800,000          800,000       3.40
           $4.00              83,500           83,500       3.42
           $8.75             200,000          200,000       4.22
           $10.50          2,300,000        2,300,000       4.22
                          ----------       ----------       ----
                           3,383,500        3,383,500       4.00
                          ==========       ==========       ====

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     At December 31, 2000, outstanding options and warrants aggregating 3,878,501 shares have certain registration rights and options and warrants aggregating 5,377,695 shares contain certain cashless exercise provisions.

     3,739,914 shares of the 3,804,914 shares owned by the Company's directors, officers, and 5% or greater stockholders, and substantially all of the shares underlying the outstanding options and warrants are subject to lock-up agreements which expire March 14, 2001, one year after the effective date of the secondary public offering, unless released sooner upon written consent.

     The fair value of issued but unearned options has been recorded as additional paid-in capital and unearned stock compensation. Unearned compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:


                                                   Year ended
                                                   December 31,                Inception through
                                             1999                2000          December 31, 2000
                                             ----                ----          -----------------

Research and development                $   339,829         $    37,473          $   879,302
General and administrative                4,292,249           1,477,009            6,767,984
                                        -----------         -----------          -----------

                                        $ 4,632,078         $ 1,514,482          $ 7,647,286
                                        ===========         ===========          ===========

7.   Commitments and contingencies
     -----------------------------

     Compensation agreements:

     In 1993, the Company entered into a 30-year compensation agreement with certain limited partners owning 64.28% of the I.B.C. Limited Partnership ("I.B.C."). The limited partnership participated in the early development of Esterom(R) and owned the rights to three patents and certain intellectual property rights. Under the terms of the agreement, the Company acquired these patents and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a pharmaceutical company for past expenses paid for development of Esterom(R), as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 2000, no amounts have been accrued with respect to this agreement.

     In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of Esterom(R))

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



     until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum payment is payable when the Company is either reimbursed for expenditures for the development of Esterom(R) or from the first revenue received by the Company from net sales of Esterom(R). The quarterly payments are to be applied against the earned payment due the limited partners. The Company will receive a credit against the earned payments of 50% of monies expended in connection with preparing, filing, obtaining, and maintaining patents involved with the acquired rights.

     On March 31, 1999, the Company provided a 300,000 share stock warrant agreement to an organization with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $3.00 per share, provided certain registration rights, and vested 100,000 shares as of the date of the agreement, with the remaining 200,000 shares to vest in May and August 1999, subject to certain requirements. However, to date, no services have been provided to the Company under the terms of the agreement. As a result, the Company has cancelled all warrants issued under the agreement. The Company has been notified that the organization intends to assert a claim for the warrants. The Company believes that the claim is without merit and intends to defend against it vigorously.

     Development and supply agreements:

     In January 1997, the Company entered into ten-year development and supply agreements with Mallinckrodt, Inc. ("Mallinckrodt") to develop the chemistry, manufacturing and controls to comply with the drug master file of the Food and Drug Administration, as well as supply the bulk active product for marketing. In exchange for these services, Mallinckrodt received exclusive rights as a supplier of the bulk active product to the Company in North America. The price of the bulk active product is based on the price of the components in the product.

     In addition, pursuant to the agreements, the Company has granted Mallinckrodt a right of first refusal to supply the Company's requirements of the bulk active product in all other parts of the world outside of North America. The Company is currently dependent upon Mallinckrodt to provide the raw material from which the active ingredients in Esterom(R) are derived.

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