Form 10QSB
period 2001-03-31
ENTROPIN INC
filed 2001-05-15
CIK 837600

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        MARCH 31, 2001
                                         --------------------------


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________ to ________

                Commission file number          33-23693
                                       ---------------------------


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

                             Yes X   No
                                ---    ---

As of May 11, 2001, 9,706,777 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes       No X
                                                    ---      ---

                                  INDEX
                                  -----


PART I.                   FINANCIAL INFORMATION
-------                   ---------------------


Item 1.   Financial Statements

          Balance Sheets - December 31, 2000 and March 31, 2001
          (unaudited)                                                   2

          Statements of Operations - For the Three Months Ended
          March 31, 2000 and 2001 and for the Period from
          August 27, 1984 (Inception) through March 31, 2001
          (unaudited)                                                   3

          Statements of Changes in Stockholders' Equity - For
          the Three Months Ended March 31, 2001 (unaudited)             4

          Statements of Cash Flows -  For the Three Months Ended
          March 31, 2000 and 2001 and for the Period from
          August 27, 1984 (Inception) through March 31, 2001
          (unaudited)                                                   5

          Notes to Financial Statements (unaudited)                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8


PART II.                    OTHER INFORMATION
--------                    -----------------

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities and Use of Proceeds                    10

Item 4.   Submission of Matters to a Vote of Security Holders          10

Item 6.   Exhibits and Reports on Form 8-K                             11

          Signatures                                                   11

PART I.  ITEM 1.
                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                  DECEMBER 31, 2000 AND MARCH 31, 2001
                               (UNAUDITED)


                                                         December 31,          March 31,
ASSETS                                                      2000                 2001
------                                                  -------------        -------------
Current assets:
   Cash and cash equivalents                            $  6,018,187         $  6,759,076
   Short-term investments                                  5,821,069            4,499,516
   Accrued interest receivable                               231,639              179,879
   Prepaid insurance                                               -               78,316
                                                        ------------         ------------

      Total current assets                                12,070,895           11,516,787

Patent costs, less accumulated amortization of
   $106,671 (2000) and $113,095 (2001)                       324,495              323,762
Property and equipment, net                                    7,601                6,691
Other                                                          3,000                3,000
                                                        ------------         ------------

                                                        $ 12,405,991         $ 11,850,240
                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     $    271,035         $    111,690

Series A redeemable preferred stock, $.001 par value;
   3,210,487 shares authorized, issued and outstanding,
   $1.00 per share redemption value                        3,210,487            3,210,487

Series B redeemable convertible preferred stock, $.001 par
   value; 400,000 shares authorized, 190,500 (2000) and
   185,500 (2001) shares issued and outstanding, $5.00
   per share redemption value                                919,618              895,905

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
      authorized, 9,688,424 (2000) and 9,706,777 (2001)
      shares issued and outstanding                            9,688                9,706
   Additional paid-in capital                             28,241,664           28,465,477
   Unearned stock compensation                               (87,436)            (164,148)
   Deficit accumulated during the development stage      (20,159,065)         (20,678,877)
                                                        ------------         ------------
      Total stockholders' equity                           8,004,851            7,632,158
                                                        ------------         ------------

                                                        $ 12,405,991         $ 11,850,240
                                                        ============         ============


             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                         THROUGH MARCH 31, 2001
                               (UNAUDITED)


                                                                               Inception through
                                             2000                2001            March 31, 2001
                                             ----                ----            --------------

Costs and expenses:
   Research and development             $    394,033        $    309,025         $  9,639,464
   General and administrative                933,063             390,854           10,905,984
                                        ------------        ------------         ------------

      Operating loss                      (1,327,096)           (699,879)         (20,545,448)
                                        ------------        ------------         ------------

Other income (expense):
   Interest income                            44,411             180,067              958,631
   Interest expense                                -                   -             (242,811)
                                        ------------        ------------         ------------

      Total other income (expense)            44,411             180,067              715,820
                                        ------------        ------------         ------------

Net loss                                  (1,282,685)           (519,812)         (19,829,628)

Dividends applicable to
   preferred stockholders                    (28,813)            (23,188)            (917,123)
                                        ------------        ------------         ------------

Net loss applicable to common
   stockholders                         $ (1,311,498)       $   (543,000)        $(20,746,751)
                                        ============        ============         ============

Basic and diluted net loss per
   common share                         $       (.17)       $       (.06)        $      (3.67)
                                        ============        ============         ============

Weighted average common shares
   outstanding                             7,646,000           9,711,000            5,660,000
                                        ============        ============         ============









             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JANUARY 1, 2001 THROUGH MARCH 31, 2001
                               (UNAUDITED)

                                                                                              Deficit
                                                                                            accumulated
                                                                Additional    Unearned       during the        Total
                                              Common stock       paid-in       stock        development     stockholders'
                                            Shares    Amount     capital     compensation      stage           equity
                                           ---------  ------     -------     ------------      ------          ------

Balance, January 1, 2001                   9,688,424  $ 9,688  $28,241,664   $  (87,436)   $(20,159,065)    $ 8,004,851

  Unearned stock compensation pursuant to
   issuance of common stock options                -        -      168,576     (168,576)              -               -

  Amortization and valuation adjustment of
   unearned stock compensation                     -        -            -       91,864               -          91,864

  Shares issued from exercise of options         195        -          292            -               -             292

  Shares issued for services                  13,158       13       31,237            -               -          31,250

  Conversion of Series B preferred stock
   to common stock                             5,000        5       23,708            -               -          23,713

   Net loss for the period                         -        -            -            -        (519,812)       (519,812)
                                           ---------  -------  -----------   -----------   ------------     -----------

Balance, March 31, 2001                    9,706,777  $ 9,706  $28,465,477   $  (164,148)  $(20,678,877)    $ 7,632,158
                                           =========  =======  ===========   ===========   ============     ===========









             See accompanying notes to financial statements.
                                    4

                             ENTROPIN, INC.
                      (A DEVELOPMENT STATE COMPANY)
                        STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                         THROUGH MARCH 31, 2001
                               (UNAUDITED)


                                                                               Inception through
                                             2000                2001            March 31, 2001
                                             ----                ----            --------------
Cash flows from operating activities:
  Net loss                              $ (1,282,685)       $   (519,812)        $(19,829,628)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization           15,170               7,334              134,383
      Provision under deferred royalty
       agreement                               3,572                   -                    -
      Services received in exchange for
        stock, stock options and warrants    660,407             123,101            8,939,338
      Services received in exchange for
        compensation agreements                    -                   -            2,231,678
      (Increase) decrease in accrued
        interest receivable                  (32,536)             51,760              (10,740)
      Increase (decrease) in accounts
        payable                               95,667            (159,345)             111,690
      Other                                 (105,764)            (78,316)             (90,029)
                                        ------------        ------------         ------------

      Net cash used in operating
        activities                          (646,169)           (575,278)          (8,513,308)
                                        ------------        ------------         ------------

Cash flows from investing activities:
  (Purchase) maturities of short-term
    investments, net                      (6,503,000)          1,321,553           (4,499,516)
  Patent costs                                (6,706)             (5,691)            (436,857)
  Purchase of property and equipment          (3,168)                  -             (112,670)
                                        ------------        ------------         ------------

      Net cash (used in) provided by
       investing activities               (6,512,874)          1,315,862           (5,049,043)
                                        ------------        ------------         ------------

Cash flows from financing activities:
  Proceeds from shares issued pursuant
    to recapitalization                            -                   -              220,100
  Net proceeds from issuance of common
    stock and warrants                    12,658,263                 305           18,278,899
  Proceeds from issuance of preferred
    stock                                          -                   -            1,142,750
  Proceeds from stockholder loans                  -                   -              809,678
  Proceeds from stockholder advances               -                   -               98,873
  Repayments of stockholder advances               -                   -              (98,873)
  Payment for cancellation of common
    stock warrants                          (330,000)                  -             (330,000)
  Proceeds from convertible notes payable          -                   -              200,000
                                        ------------        ------------         ------------

      Net cash provided by financing
       activities                         12,328,263                 305           20,321,427
                                        ------------        ------------         ------------

Net increase in cash and cash equivalents  5,169,220             740,889            6,759,076

Cash and cash equivalents at beginning
  of period                                2,260,526           6,018,187                    -
                                        ------------        ------------         ------------

Cash and cash equivalents at end
   of period                            $  7,429,746        $  6,759,076         $  6,759,076
                                        ============        ============         ============



             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STATE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)


The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

1.   Organization and selected accounting policies
     ---------------------------------------------

     Organization:

     The Company, a Colorado corporation, was organized as a California corporation in August 1984, to be a pharmaceutical research company developing Esterom(R) a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement
     No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R), as well as fund raising.

     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents and short-term investments:

     The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At March 31, 2001, the Company's portfolio consisted of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 236 days.

     Loss per share:

     Net loss per common share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive. Dividends on preferred stock, consisting of 10% cumulative dividends and deemed dividends related to the beneficial conversion feature and mandatory redemption accretion of Series B preferred stock are added to net loss for the purpose of determining net loss and net loss per share amounts applicable to common stockholders.

     Reclassifications:

     Certain prior period amounts have been reclassified to conform with the current period presentation.

PART 1. ITEM 2.
---------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of March 31, 2001, our accumulated deficit was approximately $20.7 million.

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

RESULTS OF OPERATIONS

     Our research and development expense for the three months ended March 31, 2001, was $309,025, as compared to $394,033 for the three months ended March 31, 2000. Our general and administrative expense for the three months ended March 31, 2001 was $390,854, as compared to $933,063
for the three months ended March 31, 2000.   These expenses include non-
cash compensation expense associated with stock options and warrants granted in exchange for services as shown in the following table.

                                                            Three months ended March 31,
                                                              2000                2001
                                                              ----                ----
          Research and development                         $    394,033        $    309,025
          Less non-cash compensation                             73,316               7,089
                                                           ------------        ------------
                                                           $    320,717        $    301,936
                                                           ============        ============

          General and administrative                       $    933,063        $    390,854
          Less non-cash compensation                            587,091              84,775
                                                           ------------        ------------
                                                           $    345,972        $    306,079
                                                           ============        ============

     Research and development expense, excluding non-cash compensation charges, during the three months ended March 31, 2001 was $301,936, as compared to $320,717 for the same period in 2000. General and administrative expense, excluding non-cash compensation charges, during the three months ended March 31, 2001 was $306,079 as compared to $345,972 for the same period in 2000. After excluding non-cash compensation charges, research and development and general and administrative expenses were comparable for the three month periods ended March 31, 2001 and 2000, respectively.

     Non-cash compensation charged to research and development during the three months ended March 31, 2001 was $7,089, as compared to $73,316 for the same period in 2000. Non-cash compensation charged to general and administrative expense was $84,775 during the three months ended March 31, 2001, as compared to $587,091 for the same period in 2000. The decrease in non-cash compensation charges reflects the declining value of stock options granted in exchange for services as the underlying stock price declined and the options vested and were fully expensed.

     Our interest income was $180,067 for the three months ended March
31, 2001, as compared to $44,411 for the same period in 2000. This increase resulted from larger cash, cash equivalent and short-term investment balances during 2001 reflecting the investment of proceeds from our secondary public offering completed in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through March 31, 2001, we have received net cash proceeds from financing activities aggregating approximately $20.5 million from these transactions. As of March 31, 2001, our working capital was approximately $11.4 million.

     Our liquidity and capital needs relate primarily to working capital, research and development of Esterom(R), and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe the proceeds from our secondary offering will provide sufficient capital resources to fund our
operations through the NDA approval process.   Expectations about our
long-term liquidity may prove inaccurate if approval for Esterom(R) is delayed or not obtained. We will not generate revenue from sales of Esterom(R) unless it is approved by the FDA for marketing.

     Net cash used in operating activities was approximately $575,000 during the three months ended March 31, 2001, compared with $646,000 for the same period in 2000. The cash used in operations was primarily related to general operating expenses and expansion of research and development activities.

     As of March 31, 2001, our principal source of liquidity was approximately $11.4 million in cash, cash equivalents and short-term investments.

     Our operating expenses can be expected to increase as we proceed with the required clinical trials, the New Drug Application and other related stages of the FDA approval process. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom(R), the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom(R) gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise capital on favorable terms could have a material adverse effect on our business, financial condition or results of operations.

PART II.
--------

                            OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings which management believes to be material, and there are no such proceedings which are known to be contemplated by any governmental authority.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

     During the reporting period, the Company has issued the following unregistered securities:

     In March, 2001, Pam Kapustay, an employee of a consultant to the Company exercised options for an aggregate of 195 shares of the Company's common stock at $1.50 per share. The Company claims the exemption from registration provided by Section 4(2) of the 1933 Act.

     In February, 2001, the holders of 5,000 shares of the Company's
Series B preferred stock converted their shares into 5,000 shares of the Company's common stock. The issuance of the shares of common stock upon the conversion is exempt from registration in that there was no sale of the shares by the Company. Each holder of the Company's Series B preferred stock represented that they received the shares for investment and not with a view to distribution. All certificates were endorsed with a legend restricting the sale or transfer of the securities except in accordance with federal securities laws. Stop transfer instructions have been placed against the transfer of these certificates by the Company's transfer agent.

     For securities issued prior to this reporting period, such information about the sales of unregistered securities is incorporated by reference to
Item 5 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on May 15, 2001.

USE OF PROCEEDS

Pursuant to a Registration Statement, Registration No. 333-11308, which became effective on March 14, 2000, the Company sold for an aggregate market price of $14,500,000 on March 20, 2000, 2,000,000 shares of common stock at $7.00 per share, and 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.25 per warrant. All offering expenses, including underwriting discounts and commissions, finders' fees, and other underwriting expenses, are estimated to be $2,000,000 which was paid to the underwriters. After deduction of offering expenses, the Company obtained net proceeds of approximately $12.5 million. On May 1, 2000, the Managing Underwriter exercised its overallotment option, for an aggregate price of $1,335,000, to purchase an additional 180,000 shares of common stock at $7.00 per share, and an additional 300,000 warrants to purchase 300,000 shares of common stock at $0.25 per warrant. After deduction of overallotment expenses of approximately $135,000, the Company obtained net proceeds of approximately $1.2 million.

Since the Secondary Offering the net proceeds have been used as follows:
$1,210,348 for General and Administrative and Working Capital; $3,179,397 for Phase III clinical trials and the research and development required thereby; $774,107 is currently maintained in a money market account for additional working capital and Phase III clinical trials; and $10,484,485 is currently held in temporary investments pursuant to Prospectus dated March 14, 2000. None of the proceeds have been applied to the New Drug Application and are not scheduled for such use
until completion of the Phase III clinical trials.   As part of the General
and Administrative Expenses, the Company's directors have been compensated directly in an aggregate amount of $105,556; the Company's officers have directly received $209,116; and Thomas Anderson, who owns more than 10% of the Company's securities, indirectly received $9,600 in the form of rent for the Company's office space which was paid to the Law Offices of Thomas Anderson. All other payments made to other persons or entities were direct payments.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the period of January 1, 2001 to March 31, 2001 through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION.

On May 4, 2001 the Company received the resignation of Dr. James Wynn from his position as a director of the Company. The Company accepted his resignation on May 11, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------

          None


     (b)  Reports on Form 8-K
          -------------------


     Prior to the filing of this Report, the Company filed the following Current Reports on Form 8-K:

     (a) Current Report on Form 8-K filed on February 5, 2001 regarding the appointment of Randall L. Carpenter, M.D. to the Company's Board of Directors;

     (b) Current Report on Form 8-K filed on May 3, 2001 regarding an update of clinical progress and the December 31, 2000 Financial Results; and

     (c) Current Report on Form 8-K filed on May 3, 2001 regarding a notification received from Nasdaq and the temporary modification of the Company's trading symbols.



                               SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ENTROPIN, INC.


Date:    May 11, 2001              By: /s/ HIGGINS D. BAILEY
                                      ----------------------------
                                        Higgins D. Bailey
                                        Chairman of the Board

Date:    May 11, 2001              By: /s/ PATRICIA G. KRISS
                                      ----------------------------
                                        Patricia G. Kriss
                                        Chief Financial Officer