Form 10QSB/A
period 1999-03-31
ENTROPIN INC
filed 2001-05-16
CIK 837600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-QSB/A


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

                             ENTROPIN, INC.



                                  INDEX
                                  -----

PART 1.                   FINANCIAL INFORMATION                  PAGE NO.
-------                   ---------------------                  --------

Item 1.  Financial Statements:

Balance Sheet - December 31, 1999 and March 31, 2000 (unaudited)       2

Statement of Operations - For the Three Months Ended March 31, 1999
and 2000 and Cumulative Amounts from Inception (August 27, 1984)
Through March 31, 2000 (unaudited)                                     4

Statement of Stockholders' Equity - For the Three Months Ended
March 31, 2000 (unaudited)                                             5

Statement of Cash Flows - For the Three Months Ended March 31, 1999
and 2000 and Cumulative Amounts from Inception (August 27, 1984)
Through March 31, 2000 (unaudited)                                     6

Notes to Unaudited Financial Statements                                8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              13


PART II.                    OTHER INFORMATION
--------                    -----------------


Item 1.  Legal Proceedings                                             17

Item 2.  Changes in Securities                                         17

Item 6.  Exhibits and Reports on Form 8-K                              17

Signatures                                                             17

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
                                                        ==========  ===========

                            See accompanying notes.
                                       2

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                      December 31, 1999 and March 31, 2000
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           1999          2000
                                                           ----          ----

Current liabilities:
   Accounts payable                                    $   199,042  $   386,975
   Accounts payable - related parties                      123,763       31,497
                                                       -----------  -----------
     Total current liabilities                             322,805      418,472

Deferred royalty agreement (Note 6)                        184,071      187,643

Commitments and contingencies (Note 6)

Series A redeemable preferred stock, $.001 par value;
   3,210,487 shares authorized, issued and outstanding,
   $1 per share redemption value                         3,210,487    3,210,487

Series B redeemable convertible preferred stock, $.001
   par value; 400,000 shares authorized, 230,500 shares
   issued and outstanding, $5.00 per share redemption
   value (Note 3)                                        1,093,175    1,093,175

Stockholders' equity (deficit) (Note 4):
   Preferred stock, $.001 par value; 10,000,000 shares
     authorized, Series A and B reported above                   -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 7,382,280 (1999) and 9,382,895 (2000)
     shares issued and outstanding                           7,382        9,383

   Additional paid-in capital                           14,647,623   26,954,460
   Deficit accumulated during the development stage    (14,941,161) (16,223,846)
   Unearned stock compensation                          (1,699,157)  (1,188,750)

                                                       -----------  -----------
     Total stockholders' equity (deficit)               (1,985,313)   9,551,247
                                                       -----------  -----------
                                                       $ 2,825,225  $14,461,024
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

                                                                   Cumulative
                                                                  amounts from
                                            1999        2000       inception
                                            ----        ----      ------------
Costs and expenses:

   Research and development (Note 4)   $   259,398   $  394,033   $  6,622,048
   General and administrative (Note 4)     874,863      915,493      8,598,124

   Rent-related party                            -        2,400         20,714
   Depreciation and amortization             9,703       15,170        137,686
                                       -----------   ----------   ------------


    Operating loss                      (1,143,964)  (1,327,096)   (15,378,572)


Other income (expense):
   Interest income                           2,805       44,411        134,037
   Interest expense                              -            -       (242,811)
                                       -----------   ----------   ------------

    Total other income (expense)             2,805       44,411       (108,774)
                                       -----------   ----------   ------------


Net loss (Note 2)                       (1,141,159)  (1,282,685)   (15,487,346)


Accrued dividends applicable to
   Series B preferred stock (Note 3)       (30,688)     (28,813)      (818,123)
                                       -----------   ----------   ------------

Net loss applicable to common
   shareholders                        $(1,171,847) $(1,311,498)  $(16,305,469)
                                       ===========  ===========   ============

Basic net loss per common share
   (Note 5)                            $      (.20) $      (.17)  $      (3.02)

                                       ===========  ============  ============

Weighted average common shares
   outstanding (Note 5)                  6,000,000    7,646,000      5,404,000
                                       ===========  ===========   ============

                            See accompanying notes.
                                       4



                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

             for the Period from January 1, 2000 to March 31, 2000

                                   (Unaudited)
                                                                                              Deficit
                                                                                            accumulated
                                                                Additional     Unearned     during the
                                              Common stock        paid-in       stock       development
                                            Shares    Amount      capital    compensation      stage
                                           ---------  ------    ----------   ------------   -----------


Balance, December 31, 1999                 7,382,280  $7,382   $14,647,623   $(1,699,157)  $(14,941,161)

   Adjustment of unearned stock
     compensation pursuant to changes
     in market prices for consultant
     options (Note 4)                              -       -       150,000      (150,000)             -

   Amortization of unearned stock
     compensation (Note 4)                         -       -             -       660,407              -


   Repurchase of 101,681 stock warrants
     for cash (Note 4)                             -       -      (330,000)            -              -

   Issuance of common stock pursuant to
     public offering (Note 4)              2,000,000   2,000    12,484,138             -              -

   Shares of stock issued for services           615       1         2,699             -              -

  Net loss for the three months ended
     March 31, 2000                                -       -             -             -     (1,282,685)
                                           ---------   -----   -----------   -----------   ------------


Balance, March 31, 2000                    9,382,895  $9,383   $26,954,460   $(1,188,750)  $(16,223,846)

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

                                                                     Cumulative
                                                                       amounts
                                                                        from
                                               1999        2000      inception
                                               ----        ----      ---------
Cash flows from operating activities:

   Net loss                               $(1,141,159)$(1,282,685) $(15,487,346)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization              9,703      15,170       137,686
     IBC partner royalty agreement              3,572       3,572       187,643

     Services contributed in exchange for
       stock and stock options                805,799     660,407     7,807,978

     Services contributed in exchange for
       compensation agreements                      -           -     2,231,678
     Increase (decrease) in accounts
       payable - related party                (26,717)    (92,266)       31,497
     Advances to related party                      -     (73,526)      (73,526)
     Increase (decrease) in accounts
       payable                                 (3,592)    187,933       386,975
     Increase in accrued interest                   -     (32,536)      136,603
     Other                                          -     (32,238)      (30,445)
                                          ----------- -----------  ------------


     Total adjustments                        788,765     636,516    10,816,089

                                          ----------- -----------  ------------

     Net cash used in operations             (352,394)   (646,169)   (4,671,257)

Cash flows from investing activities:
   Purchase of property and equipment (net)    (1,500)     (3,168)     (105,667)
   Patent costs                               (12,566)     (6,706)     (409,875)
   Deposits                                         -           -       (12,261)
   Certificates of deposit                          -  (6,503,000)   (6,503,000)
                                          ----------- -----------  ------------

     Net cash used in investing activities    (14,066) (6,512,874)   (7,030,803)

Cash flows from financing activities:
   Proceeds from recapitalization                   -           -       220,100
   Proceeds from sale of common stock (net)         -  12,658,263    17,089,278
   Proceeds from sale of preferred stock
     (net)                                          -           -     1,142,750
   Repurchase of warrants                           -    (330,000)     (330,000)
   Proceeds from stockholder loans                  -           -       809,678
   Proceeds from stockholder advances               -           -        98,873
   Repayments of stockholder advances               -           -       (98,873)
   Proceeds from convertible notes payable    200,000           -       200,000
                                          ----------- -----------  ------------

     Net cash provided by financing
       activities                             200,000  12,328,263    19,131,806
                                           ----------- -----------  ------------

Net increase in cash                         (166,460)  5,169,220     7,429,746

Cash and cash equivalents at beginning of
   period                                     445,333   2,260,526             -
                                          ----------- -----------  ------------

Cash and cash equivalents at end of
   period                                 $   278,873 $ 7,429,746  $  7,429,746
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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   March 31, 2000



2. Income taxes


   At March 31, 2000, the Company has net operating loss carryforwards of approximately $4,177,000 and future tax deductions of $9,293,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the Company as an S corporation. The net operating loss carryforwards expire in 2018, 2019 and 2020. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At March 31, 2000, total deferred tax assets and valuation allowance are as follows:


                                                1999         2000
                                                ----         ----
     Deferred tax assets resulting from:
       Net operating loss carryforwards    $   596,000  $ 1,462,000
       Accrual to cash adjustments             874,000      875,000

       Unearned stock compensation             807,000    2,378,000
                                           -----------  -----------

       Total                                 2,277,000    4,715,000

    Less valuation allowance                (2,277,000)  (4,715,000)

                                           -----------  -----------

                                           $         -  $         -
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

                                     Three Months Ended        Cumulative
                                           March 31,          amounts from
                                         1999         2000     inception
                                         ----         ----    ------------


   Research and development            $118,592     $ 73,316   $  915,145
   General and administrative           689,207      587,091    5,878,066
                                       --------     --------   ----------

                                       $805,799     $660,407   $6,793,211
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

8. Changes to previously issued financial statements

   In valuing stock options under SFAS No. 123, the Company originally used private placement transactions as the fair market value of the stock price used in the Black-Scholes calculation because the volume of private transactions greatly exceeded the volume of transactions on the Bulletin Board. These revised statements reflect the use of the quoted market price of the Company's stock in the Black-Scholes calculation. The effect of this change on each period is as follows:

                                        Three Months Ended     Cumulative
                                             March 31,        amounts from
                                         1999         2000     inception
                                         ----         ----    ------------

   Research and development            $(58,714)   $(103,990)  $ (473,385)
   General and administrative           116,748      108,477    2,164,469
                                       --------    ---------   ----------

                                       $ 58,034    $   4,487   $1,691,084
                                       ========    =========   ==========

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


   From our inception in August 1984, we have devoted resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of March 31, 2000, our accumulated deficit was approximately $16.2 million.


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

   Results of Operations


   Three months ended March 31, 2000 compared to the three months ended March 31, 1999. Our research and development expenses were $394,033 for 2000, as compared to $259,398 in 1999. The increase in research and development resulted primarily from initiation of Phase III clinical trials. Our general and administrative expenses were comparable for the two three month periods, $915,493 in 2000, as compared to $874,863 in 1999. Our interest income was $44,411 in 2000, as compared to $2,805 in 1999. This increase in interest income resulted from greater cash and cash equivalent balances during 2000 reflecting the proceeds from private placements and our secondary public offering.

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


   Net cash used in operating activities was approximately $646,169 in 2000 and $352,000 in 1999. The cash used in operations was primarily related to funding expansion of research and development activities, as well as establishing an administrative infrastructure. For the three months ended March 31, 2000, cash used in operating activities principally represents the net loss for the period of $1,282,685 adjusted for non-cash stock option compensation and an increase in accounts payable.


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

                              ENTROPIN, INC.



Date:     May 14, 2001        By: /s/ Higgins D. Bailey
                                 ---------------------------------------
                                   Higgins D. Bailey
                                   Chairman of the Board


Date:     May 14, 2001        By: /s/ Wellington Ewen

                                 ---------------------------------------
                                   Wellington Ewen
                                   Chief Financial Officer