Form 10KSB40/A
period 1999-12-31
ENTROPIN INC
filed 2001-05-16
CIK 837600

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


     From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of December 31, 1999, our accumulated deficit was approximately $14.9 million.


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

RESULTS OF OPERATIONS


     Year ended December 31, 1999, compared to year ended December 31, 1998. Our research and development expenses were $1,374,442 for 1999, as compared to $906,719 in 1998. The increase in research and development resulted primarily from initiation of Phase III clinical trials, and approximately $340,000 from non-cash compensation expenses associated with stock options granted to Western. Our general and administrative expenses were $5,267,801 in 1999, as compared to $1,844,575 in 1998. The increase in general and administrative expenses relates primarily to our administrative costs for the start of Phase III clinical trials and fund raising activities. Moreover, the 1999 increase resulted from an increase of approximately $4,200,000 in non-cash compensation expense associated with stock options. Our interest income was $64,888 in 1999, as compared to $24,738 in 1998. The increase was primarily a result of larger temporary cash investment balances in 1999 from proceeds of private placements.


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


     Net cash used in operating activities was approximately $1,480,000 in 1998 and $1,617,000 in 1999. The cash used in operations was primarily related to funding expansion of research and development activities as well as establishing an administrative infrastructure. For the year ended December 31, 1999, cash used in operating activities principally represents the net loss for the period of $6,625,859 adjusted for non-cash stock option compensation and an increase in accounts payable.


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


Date: May 14, 2001                      ENTROPIN, INC.


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

Signatures                  Title                        Date
----------                  -----                        ----


\s\ Higgins D. Bailey       Chairman of the Board        May 14, 2001
--------------------------  and Secretary
Higgins D. Bailey

\s\ Thomas G. Tachovsky     President, Director and      May 14, 2001
--------------------------  Chief Executive Officer
Thomas G. Tachovsky

\s\ Daniel L. Azarnoff      Director                     May 14, 2001
--------------------------
Daniel L. Azarnoff

\s\ Wellington A. Ewen      Chief Financial Officer and  May 14, 2001
--------------------------  Principal Financial Officer
Wellington A. Ewen

\s\ Donald Hunter           Director                     May 14, 2001
--------------------------
Donald Hunter

\s\ James E. Wynn           Director                     May 14, 2001
--------------------------
James E. Wynn

\s\ Wilson Benjamin         Director                     May 14, 2001
--------------------------
Wilson Benjamin

\s\ Joseph R. Ianelli       Director                     May 14, 2001
--------------------------
Joseph R. Ianelli

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




   Denver, Colorado                                   CAUSEY DEMGEN & MOORE INC.
   February 4, 2000, except for
   Note 9, as to which the date is

   March 9, 2000, Note 10, as
   to which the date is March 20, 2000
   and Note 11, as to which the date
   is May 3, 2001

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

Commitments and contingencies (Notes 1 and 7)

Series  A  redeemable  preferred  stock,
   $.001  par  value;   3,210,487  shares
   authorized, issued and outstanding,
   $1 per share redemption value (Note 4)              3,210,487    3,210,487

Series B redeemable convertible preferred stock,
   $.001 par value; 400,000 shares authorized,
   245,500 (1998) and 230,500 (1999) shares
   issued and outstanding, $5.00 per share
   redemption value (Note 4)                           1,142,750    1,093,175

Stockholders' equity (deficit) (Note 5):
   Preferred stock, $.001 par value; 10,000,000
     shares authorized, Series A and B reported
     above                                                     -            -
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 6,000,051 (1998) and 7,382,280
     (1999) shares issued and outstanding                  6,000        7,382

   Additional paid-in capital                          6,637,960   14,647,623
   Deficit accumulated during the development stage   (8,192,552) (14,941,161)
   Unearned stock compensation                        (2,209,274)  (1,699,157)

                                                      ----------   ----------
     Total stockholders' equity (deficit)             (3,757,866)  (1,985,313)
                                                      ----------   ----------

                                                      $  835,609   $2,825,225
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



                                                                    Cumulative
                                                                  amounts from
                                             1998        1999       inception
                                             ----        ----     ------------
Costs and expenses:

   Research and development (Note 5)    $  906,719  $ 1,374,442   $ 6,228,015
   General and administrative (Note 5)   1,844,575    5,267,801     7,682,631

   Rent-related party (Note 2)              12,314        6,000        18,314
   Depreciation and amortization            24,306       40,842       122,516
                                       -----------  -----------  ------------

    Operating loss                      (2,787,914)  (6,689,085)  (14,051,476)


Other income (expense):
   Interest income                          24,738       64,888        89,626
   Interest expense                         (1,451)      (1,662)     (242,811)
                                       -----------  -----------  ------------

    Total other income (expense)            23,287       63,226      (153,185)
                                       -----------  -----------  ------------


Net loss (Note 3)                       (2,764,627)  (6,625,859)  (14,204,661)

Accrued dividends applicable to Series
   B preferred stock (Note 4)             (670,010)    (119,300)     (789,310)
                                       -----------  -----------  ------------

Net loss applicable to common share-
   holders                             $(3,434,637) $(6,745,159) $(14,993,971)

Basic net loss per common share
  (Note 6)                                  $ (.58)     $(1.00)       $ (2.79)
                                       ===========  ==========   ============


Weighted average common shares
   outstanding (Note 6)                  5,968,000   6,749,000      5,374,000
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

                        (Continued from preceding page)


                                                                                                           Deficit
                                                                                                         accumulated
                                                                 Additional                  Unearned      during the
                                              Common stock         paid-in      Stock         stock       development
                                           Shares       Amount     capital   subscriptions  compensation     stage
                                           ------       ------   ----------  -------------  ------------ ------------

  Capital contributions                          -           -      927,000            -               -            -

  Net loss for the year                          -           -            -            -               -   (1,351,448)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1997               5,220,000       5,220    1,296,780            -               -   (4,814,175)

  Sale of common stock for cash,  $2.75
   per share (Note 5)                      300,000         300      797,810            -               -            -

  Issuance of common stock pursuant to
   recapitalization (Note 5)               480,051         480      219,620            -               -            -


  Unearned stock compensation pursuant
   to issuance of common stock options
   (Notes 5 and 7)                               -           -    3,710,000            -      (3,710,000)           -


  Amortization of unearned stock
   compensation (Note 5)                         -           -            -            -       1,500,726            -


  Sale of preferred stock with
   a beneficial conversion feature
   (Note 4)                                      -           -      613,750            -               -     (613,750)

  Net loss for the year                          -           -            -            -               -   (2,764,627)
                                         ---------      ------   ----------   ----------    ------------ ------------


Balance, December 31, 1998               6,000,051       6,000    6,637,960            -      (2,209,274)  (8,192,552)


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

                        (Continued from preceding page)


                                                                                                           Deficit
                                                                                                         accumulated
                                                                 Additional                  Unearned      during the
                                             Common stock          paid-in      Stock         stock       development
                                           Shares       Amount     capital   subscriptions  compensation     stage
                                           ------       ------   ----------  -------------  ------------ ------------


  Unearned stock compensation pursuant
   to issuance of common stock options
   (Note 5)                                      -           -    4,121,961            -      (4,121,961)           -

  Amortization of unearned stock
   compensation (Note 5)                         -           -            -            -       4,632,078            -


  Issuance of common stock pursuant to
   private placements (Note 5)           1,208,700       1,209    3,366,121            -               -            -

  Conversion of promissory notes to
   common stock (Note 5)                   100,831         101      201,561            -               -            -

  Shares issued from exercise of
   options (Note 5)                         20,000          20       79,980            -               -            -

  Shares issued for services                13,148          12       67,755            -               -            -

  Conversion of Series B preferred
   stock to common stock (Note 4)           15,000          15       74,985            -               -            -

  Shares issued for Series B preferred
   stock dividend (Note 4)                  24,550          25      122,725            -               -     (122,750)

  Accretion to mandatory redemption
   amount for Series B preferred stock           -           -      (25,425)           -               -            -


  Net loss for the year                          -           -            -            -               -   (6,625,859)
                                         ---------      ------   ----------   ----------    ------------ ------------

Balance, December 31, 1999               7,382,280      $7,382  $14,647,623   $        -     $(1,699,157)($14,941,161)
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


                                                                    Cumulative
                                                                      amounts
                                                                       from
                                             1998         1999       inception
                                             ----         ----       ---------
Cash flows from operating activities:

   Net loss                              $(2,764,627) $(6,625,859) $(14,204,661)

   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Depreciation and amortization            24,306       40,842       122,516
     IBC partner royalty agreement            14,288       14,288       184,071

     Services contributed in exchange
      for stock and stock options          1,500,726    4,699,845     7,147,571

     Services contributed in exchange
      for compensation agreements                  -            -     2,231,678
     Increase in accounts payable  -
      related party                           11,314      112,449       123,763
     Decrease in accounts receivable -
      shareholder                              5,000            -             -
     Increase (decrease) in accounts
      payable                               (270,672)     139,901       199,042
     Increase in accrued interest                  -            -       169,139
     Other                                         -        1,662         1,793
                                         -----------  -----------  ------------


     Total adjustments                     1,284,962    5,008,987    10,179,573

                                         -----------  -----------  ------------

     Net cash used in operations          (1,479,665)  (1,616,872)   (4,025,088)

Cash flows from investing activities:
   Purchase of property and equipment
    (net)                                    (87,705)       2,413      (102,499)
   Patent costs                              (48,160)     (48,253)     (403,169)
   Deposits                                  (12,261)           -       (12,261)
                                         -----------  -----------  ------------

     Net cash used in investing activities  (148,126)     (45,840)     (517,929)

Cash flows from financing activities:
   Proceeds from recapitalization            220,100            -       220,100
   Deferred stock offering costs              10,746     (169,425)     (169,425)
   Proceeds from sale of common stock        798,110    3,447,330     4,600,440
   Proceeds from sale of preferred stock   1,142,750            -     1,142,750
   Proceeds from stockholder loans                 -            -       809,678
   Proceeds from stockholder advances              -            -        98,873
   Repayments of stockholder advances        (98,873)           -       (98,873)
   Proceeds from convertible notes payable         -      200,000       200,000
                                         -----------  -----------  ------------

     Net cash provided by financing
      activities                           2,072,833    3,477,905     6,803,543
                                         -----------  -----------  ------------

Net increase in cash                         445,042    1,815,193     2,260,526

Cash and cash equivalents at beginning
 of period                                       291      445,333             -
                                         -----------  -----------  ------------

Cash and cash equivalents at end of
 period                                    $ 445,333  $ 2,260,526  $  2,260,526
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


   During 1998 and 1999, the Company entered into several stock option agreements with persons and entities that have contributed services to the Company. In accordance with Statement of Financial Accounting Standards 123, the Company has recorded deferred compensation related to these agreements totaling $3,710,000 and $4,121,961 and has amortized compensation expense totaling $1,500,726 and $4,632,078, during 1998 and 1999, respectively. These stock option agreements are described more fully in Note 5.


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

   Basis of presentation and management's plans:


   The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant losses and an accumulated deficit at December 31, 1999 of $14,941,161. The Company's continued existence is dependent on its ability to obtain FDA approval for Esterom(R) solution and market the product.


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


   At December 31, 1999, the Company has net operating loss carryforwards of approximately $3,558,000 and future tax deductions of $8,632,410 which may be used to offset future taxable income. The future tax deductions result primarily from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the S corporation. The net operating loss carryforwards expire in 2018 and 2019. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At December 31, 1998 and 1999, total deferred tax assets and the valuation allowance are as follows:


                                                    1998         1999
                                                    ----         ----
       Deferred tax assets resulting from:
         Net operating loss carryforwards      $  480,000   $1,245,000
         Accrual to cash adjustments              872,000      875,000

         Unearned stock compensation              525,000    2,146,000
                                               ----------   ----------

           Total                                1,877,000    4,266,000
                                               (1,877,000)  (4,266,000)

                                               ----------   ----------
                                               $        -   $        -
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


   In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. The shares are convertible on a one for one basis into common stock. The dividends accrue at the rate of $.50 per share per annum and are paid annually commencing July 15, 1999. At the Company's election, annual dividends were paid in shares of the Company's common stock valued at $5.00 per share at July 15, 1999. Dividends are added to net loss in determining net loss per common share. 15,000 Series B preferred shares have been converted as of December 31, 1999. All unconverted shares will be redeemed at $5.00 per share on or before July 15, 2003. At the date of issuance, the rate at which the preferred stock could be converted into common stock was below the tracking market price of the common stock. For accounting purposes, this difference has been recorded as an increase in additional paid-in capital and a corresponding increase in the deficit accumulated during the development stage and has been treated as a preferred dividend thereby increasing the net loss applicable to common shareholders.


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

                                              Year ended          Cumulative
                                             December 31,        amounts from
                                           1998         1999      inception
                                           ----         ----     ------------


    Research and development            $  502,000  $  339,829   $  841,829
    General and administrative             998,726   4,292,249    5,290,975
                                        ----------  ----------   ----------

                                        $1,500,726  $4,632,078   $6,132,804
                                        ==========  ==========   ==========


   The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998 and 1999: dividend yield of 0%, expected volatility of 65% - 100%, risk-free interest rate of 4.63% - 6.22%, and expected life of two to five years.


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


11.Changes to previously issued financial statements

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

                                              Year ended          Cumulative
                                             December 31,        amounts from
                                           1998         1999      inception
                                           ----         ----     ------------

    Research and development            $        -  $ (369,395)  $ (369,395)
    General and administrative                   -   2,055,992    2,055,992
                                        ----------  ----------   ----------

                                        $        -  $1,686,597   $1,686,597
                                        ==========  ==========   ==========