Form 10QSB/A
period 2000-06-30
ENTROPIN INC
filed 2001-05-16
CIK 837600

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
                                                      ==========  ===========

                            See accompanying notes.
                                       2

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                      December 31, 1999 and June 30, 2000
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          1999         2000
                                                          ----         ----
Current liabilities:
   Accounts payable                                   $  199,042  $   367,937
   Accounts payable - related parties                    123,763       28,750
                                                      ----------  -----------
    Total current liabilities                            322,805      396,687

Deferred royalty agreement (Note 6)                      184,071      191,215

Commitments and contingencies (Note 6)

Series A redeemable preferred stock, $.001 par
 value; 3,210,487 shares authorized, issued and
 outstanding, $1 per share redemption value            3,210,487    3,210,487

Series B redeemable convertible preferred stock,
 $.001 par value; 400,000 shares authorized, 230,500
 share (1999)and 225,500 (2000) issued and outstanding,
 $5.00 per share redemption value (Note 3)             1,093,175    1,069,462

Stockholders' equity (deficit)(Note 4):
 Preferred stock, $.001 par value; 10,000,000 shares
  authorized, Series A and B reported above                    -            -
 Common stock, $.001 par value; 50,000,000 shares
  authorized, 7,382,280 (1999) and 9,568,180 (2000)
  shares issued and outstanding                            7,382        9,568

 Additional paid-in capital                           14,647,623   27,693,724
 Deficit accumulated during the development stage    (14,941,161) (17,529,865)
 Unearned stock compensation                          (1,699,157)    (440,034)

                                                     -----------  -----------
    Total stockholders' equity (deficit)              (1,985,313)   9,733,393
                                                     -----------  -----------

                                                     $ 2,825,225  $14,601,244
                                                     ===========  ===========


                            See accompanying notes.
                                      3

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                For the Three Months Ended June 30, 1999 and 2000
                                  (Unaudited)


                                                          1999        2000
                                                          ----        ----
Costs and expenses:

   Research and development (Note 4)                $   297,772  $   753,341
   General and administrative (Note 4)                1,533,330      762,580

   Rent-related party                                     1,200        2,400
   Depreciation and amortization                         10,090       12,397
                                                    -----------  -----------

    Operating loss                                   (1,842,392)  (1,530,718)


Other income (expense):
   Interest income                                       10,526      224,699
   Interest expense                                      (1,662)           -
                                                    -----------  -----------

    Total other income (expense)                          8,864      224,699
                                                    -----------  -----------


Net loss (Note 2)                                    (1,833,528)  (1,306,019)


Accrued dividends applicable to Series B
   preferred stock (Note 3)                             (30,688)     (27,562)
                                                    -----------  -----------


Net loss applicable to common shareholders           (1,864,216) $(1,333,581)
                                                    ===========  ===========

Basic net loss per common share (Note 5)            $      (.28) $      (.14)

                                                    ===========  ===========

Weighted average common shares
   outstanding (Note 5)                               6,713,000    9,566,000
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

                                                                   Cumulative
                                                                 amounts from
                                            1999        2000       inception
                                            ----        ----     ------------
Costs and expenses:

   Research and development (Note 4)   $   557,170  $ 1,147,374   $ 7,375,389
   General and administrative (Note 4)   2,408,193    1,678,073     9,360,704

   Rent-related party                        1,200        4,800        23,114
   Depreciation and amortization            19,793       27,567       150,083
                                       -----------  -----------   -----------


    Operating loss                      (2,986,356)  (2,857,814)  (16,909,290)


Other income (expense):
   Interest income                          13,331      269,110       358,736
   Interest expense                         (1,662)           -      (242,811)
                                       -----------  -----------   -----------

    Total other income (expense)            11,669      269,110       115,925
                                       -----------  -----------   -----------


Net loss (Note 2)                       (2,974,687)  (2,588,704)  (16,793,365)


Accrued dividends applicable to Series
   B preferred stock (Note 3)              (61,376)     (56,375)     (845,685)
                                       -----------  -----------   -----------


Net loss applicable to common
  shareholder                          $(3,036,063) $(2,645,079) $(17,639,050)
                                       ===========  ===========  ============

Basic net loss per common share
 (Note 5)                              $      (.48) $      (.31) $      (3.22)

                                       ===========  ===========  ============

Weighted average common shares
   outstanding (Note 5)                  6,359,000    8,595,000     5,470,000
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


Deficit

accumulated
                                                               Additional    Unearned     during
the
                                             Common stock       paid-in       stock
development
                                           Shares    Amount     capital    compensation
stage
                                         ---------   ------   -----------  ------------
-------------


Balance, December 31, 1999               7,382,280   $7,382   $14,647,623  $(1,699,157)
$(14,941,161)

   Amortization of unearned stock
    compensation (Note 4)                        -        -             -      939,123
 -


   Repurchase of 101,681 stock warrants
    for cash (Note 4)                            -        -      (330,000)           -
 -

   Issuance of common stock pursuant to
    public offering (Note 4)             2,000,000    2,000    12,484,138            -
 -

   Shares of stock issued for services         900        1         3,599            -
 -

   Overallotment of common stock pursuant
    to public offering (Note 4)            180,000      180     1,184,656            -
 -

   Common stock issued in conversion
    of Preferred B shares                    5,000        5        23,708            -
 -


   Issuance of stock options to directors
    and changes in market prices for
    consultant options                           -        -      (320,000)     320,000
 -


   Net loss for the six months ended
    June 30, 2000                                -        -             -            -
(2,588,704)
                                         ---------   ------   -----------  -----------
------------


Balance, June 30, 2000                   9,568,180   $9,568   $27,693,724  $  (440,034)
$(17,529,865)

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


                                                                    Cumulative
                                                                     amounts
                                                                       from
                                                1999       2000     inception
                                                ----       ----     ---------
Cash flows from operating activities:

  Net loss                               $(2,974,687) $(2,588,704) $(16,793,365)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization             19,793       27,567       150,083
    IBC partner royalty agreement              7,144        7,144       191,215

    Services contributed in exchange for
     stock and stock options               2,129,008      942,723     8,090,294

    Services contributed in exchange for
     compensation agreements                       -            -     2,231,678
    Increase (decrease) in accounts
     payable - related party                 (71,106)     (95,013)       28,750
    Advances to related party                      -         (256)         (256)
    Increase (decrease) in accounts
     payable                                 402,129      168,895       367,937
    Increase in accrued interest                   -     (143,266)       25,873
    Other                                      1,662      (19,343)      (17,550)
                                          ----------  -----------   -----------


     Total adjustments                     2,488,630      888,451    11,068,024

                                          ----------  -----------   -----------

     Net cash used in operations            (486,057)  (1,700,253)   (5,725,341)

Cash flows from investing activities:
  Purchase of property and equipment (net)    (5,632)      (9,885)     (112,384)
  Patent costs                               (25,117)      (6,705)     (409,874)
  Deposits                                         -       (1,052)      (13,313)
  Certificates of deposit                          -   (8,542,570)   (8,542,570)
                                          ----------  -----------   -----------

     Net cash used in investing activities   (30,749)  (8,560,212)   (9,078,141)

Cash flows from financing activities:
  Proceeds from recapitalization                   -            -       220,100
  Deferred stock offering costs              (30,436)           -             -
  Proceeds from sale of common stock (net) 1,997,817   13,840,399    18,271,414
  Proceeds from exercise of stock options     32,000            -             -
  Proceeds from sale of preferred stock
   (net)                                           -            -     1,142,750
  Repurchase of warrants                           -     (330,000)     (330,000)
  Proceeds from stockholder loans                  -            -       809,678
  Proceeds from stockholder advances               -            -        98,873
  Repayments of stockholder advances               -            -       (98,873)
  Proceeds from convertible notes payable    200,000            -       200,000
                                          ----------  -----------   -----------

     Net cash provided by financing
      activities                           2,199,381   13,510,399    20,313,942
                                          ----------  -----------   -----------

Net increase in cash                       1,682,575    3,249,934     5,510,460

Cash and cash equivalents at beginning
 of period                                   445,333    2,260,526             -
                                          ----------  -----------   -----------
Cash and cash equivalents at end of
 period                                   $2,127,908  $ 5,510,460   $ 5,510,460
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

                                   ENTROPIN, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   June 30, 2000



2. Income taxes


   At June 30, 2000, the Company has net operating loss carryforwards of approximately $4,716,000 and future tax deductions of $9,571,000 which may be used to offset future taxable income. The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the Company as an S corporation. The net operating loss carryforwards expire in 2018, 2019 and 2020. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At December 31, 1999 and June 30, 2000, total deferred tax assets and valuation allowance are as follows:


                                                   1999         2000
                                                   ----         ----

        Net operating loss carryforwards      $  780,000  $ 1,820,000
        Accrual to cash adjustments              874,000      875,000
        Unearned stock compensation            1,265,000    2,475,000
                                              ----------  -----------

             Total                             2,919,000    5,170,000

                                              (2,919,000)  (5,170,000)

                                             -----------  -----------

                                             $         -  $         -
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

                                          Six Months Ended          Cumulative
                                               June 30,            amounts from
                                          1999         2000         inception


        Research and development        $  216,032   $   11,711     $  853,540
        General and administrative       1,898,933      927,412      6,218,387
                                        ----------   ----------     ----------

                                        $2,114,965   $  939,123     $7,071,927
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

                                          Six Months Ended          Cumulative
                                               June 30,            amounts from
                                          1999         2000         inception
                                          ----         ----         ---------

        Research and development        $ (137,161)  $ (342,901)    $ (712,296)
        General and administrative         694,542      (44,816)     2,011,176
                                        ----------   ----------     ----------

                                        $  557,381   $ (387,717)    $1,298,880
                                        ==========   ==========     ==========

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


From our inception in August 1984, we have devoted resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of June 30, 2000, our accumulated deficit was approximately $17.5 million.


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

RESULTS OF OPERATIONS


During the six months ended June 30, 2000, Entropin incurred a net loss of $2,588,704 compared to $2,974,687 for the six months ended June 30, 1999. Research and development ("R&D") expenses were $1,147,374 for the six months ended June 30, 2000, compared to $557,170 for the six months ended June 30, 1999. The $590,204 increase in research and development expenses resulted primarily from expenditures associated with our Phase IIIA clinical trial. This expense was partially offset by an increase in interest income from $13,331 for the six months ended June 30,1999 to $269,110 for the six months ended June 30, 2000. The increase in interest income resulted from larger cash and cash equivalent balances during 2000 reflecting the proceeds from our successful secondary offering in late March. R&D and G&A for the six months ended June 30, 2000, included expenses of $11,711 and $927,412, respectively, related to the amortization of non-cash compensation associated with stock options issued for services rendered.

During the three months ended June 30, 2000, Entropin incurred a net loss of $1,306,019 compared to $1,833,526 for the three months ended June 30, 1999. The increase resulted primarily from an increase of $455,569 in research and development expenses related to the funding of our Phase IIIA clinical trial. This expense was partially offset by a $214,173 increase in interest income.


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

                                   ENTROPIN, INC.



Date:     May 14, 2001             By:/s/ HIGGINS D. BAILEY

                                      ----------------------------
                                        Higgins D. Bailey
                                        Chairman of the Board


Date:     May 14, 2001             By:/s/ PATRICIA G. KRISS

                                      ----------------------------
                                        Patricia G. Kriss
                                        Chief Financial Officer