Form 10QSB/A
period 2000-09-30
ENTROPIN INC
filed 2001-05-16
CIK 837600

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

                                 ENTROPIN, INC.



                                      INDEX


                                                                  Page No.

PART I.           FINANCIAL INFORMATION


Item 1.     Financial statements:


Balance  Sheet -  December  31,  1999 and  September  30,  2000
(unaudited)                                                            2

Statement of Operations - For the Three Months Ended  September
30, 1999 and 2000 (unaudited)                                          4

Statement of  Operations - For the Nine Months Ended  September
30, 1999 and 2000 and Cumulative Amounts from Inception (August
27, 1984) Through September 30, 2000 (unaudited)                       5

Statement  of  Stockholders'  Equity  (Deficit)  - for the Nine
Months Ended September 30, 2000 (unaudited)                            6

Statement of Cash Flows - For the Nine Months  Ended  September
30, 1999 and 2000 and Cumulative Amounts from Inception (August
27, 1984) Through September 30, 2000 (unaudited)                       7

Notes to Unaudited Financial Statements                                9

Item 2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                   16


PART II.                OTHER INFORMATION


   Item 1   Legal Proceedings                                         19

   Item 2   Changes in Securities and Use of Proceeds                 19

   Item 4   Submission of Matters to a Vote of Security Holders       20

   Item 6   Exhibits and Reports on Form 8-K                          20

            Signatures                                                20

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

Commitments and contingencies (Note 7)

Series  A  redeemable  preferred  stock,
   $.001  par  value;   3,210,487  shares
   authorized, issued and outstanding,
   $1 per share redemption value                        3,210,487     3,210,487

Series B redeemable convertible preferred stock,
   $.001 par value; 400,000 shares
   authorized,  230,500 shares (1999) and 195,500
   shares (2000) issued and  outstanding, $5.00
   per share redemption value (Note 3)                  1,093,175       927,184

Stockholders' equity (deficit) (Notes 4 and 5):
   Preferred stock, $.001 par value; 10,000,000 shares
    authorized, Series A and B reported above                   -             -
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 7,382,280 (1999) and 9,691,424 (2000)
    shares issued and outstanding                           7,382         9,692

   Additional paid-in capital                          14,647,623    28,492,985
   Deficit accumulated during the development stage   (14,941,161)  (19,315,445)
   Unearned stock compensation                         (1,699,157)     (393,938)

                                                      -----------   -----------
    Total stockholders' equity (deficit)               (1,985,313)    8,793,294
                                                      -----------   -----------

                                                      $ 2,825,225   $13,269,316
                                                      ===========   ===========

                             See accompanying notes.
                                       3

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 2000
                                   (Unaudited)

                                                             1999        2000
                                                             ----        ----
Costs and expenses:

   Research and development (Note 5)                     $  256,661  $1,040,860
   General and administrative (Note 5)                      996,602     840,655

   Rent-related party                                         2,400       2,400
   Depreciation and amortization                             13,223       7,173
                                                         ----------  ----------


    Operating loss                                       (1,268,886) (1,891,088)


Other income (expense):
   Interest income                                           22,868     218,258
   Interest expense                                               -           -
                                                          ---------  ----------

    Total other income (expense)                             22,868     218,258
                                                          ---------  ----------


Net loss (Note 2)                                        (1,246,018) (1,672,830)


Accrued dividends applicable to Series B
   preferred stock (Note 3)                                 (28,813)    (24,437)
                                                         ----------  ----------


Net loss applicable to common shareholders              $(1,274,831)$(1,697,267)
                                                        =========== ===========

Basic net loss per common share (Note 6)                     $ (.18)     $ (.18)

                                                        =========== ===========

Weighted average common shares
   outstanding (Note 6)                                   7,126,000   9,625,000
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

                                                                    Cumulative
                                                                   amounts from
                                             1999         2000       inception
                                             ----         ----     ------------
Costs and expenses:

   Research and development (Note 5)      $  813,831   $2,188,234   $ 8,416,249
   General and administrative (Note 5)     3,404,795    2,518,728    10,201,359

   Rent-related party                          3,600        7,200        25,514
   Depreciation and amortization              33,016       34,740       157,256
                                          ----------    ---------   -----------


    Operating loss                        (4,255,242)  (4,748,902)  (18,800,378)


Other income (expense):
   Interest income                            36,199      487,368       576,994
   Interest expense                           (1,662)           -      (242,811)
                                          ----------   ----------   -----------

    Total other income (expense)              34,537      487,368       334,183
                                          ----------   ----------   -----------


Net loss (Note 2)                         (4,220,705)  (4,261,534)  (18,466,195)

Accrued dividends applicable to Series B
   preferred stock (Note 3)                  (90,189)     (80,812)     (870,122)
                                            --------     --------     ---------
Net loss applicable to common
   shareholders                          $(4,310,894) $(4,342,346) $(19,336,317)
                                         ===========  ===========  ============

Basic net loss per common share (Note 6)      $ (.65)      $ (.49)      $ (3.49)

                                         ===========  ===========  ============

Weighted average common shares
   outstanding (Note 6)                    6,617,000    8,941,000     5,535,000
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


                                                                                       Deficit
                                                                                     accumulated
                                                          Additional    Unearned      during the
                                          Common stock      paid-in      stock       development
                                        Shares    Amount    capital   compensation      stage
                                        ------    ------   ---------  ------------   -----------


Balance, December 31, 1999             7,382,280  $7,382  $14,647,623 $(1,699,157)  $(14,941,161)

   Amortization of unearned stock
    compensation (Note 5)                      -       -            -   1,417,980              -


   Repurchase of 101,681 stock warrants
    for cash (Note 4)                          -       -     (330,000)          -              -

   Issuance of common stock pursuant
    to public offering (Note 4)        2,000,000   2,000   12,492,888           -              -

   Shares of stock issued for services    18,608      19      106,427           -              -

   Overallotment of common stock pur-
    suant to public offering (Note 4)    180,000     180    1,184,656           -              -

   Common stock issued in conversion
    of Preferred B shares                 35,000      35      165,956           -              -


   Issuance of stock options to directors
    and changes in market prices for
    consultant options                         -       -      112,761    (112,761)             -


   Shares issued for Series B preferred
    stock dividend (Note 3)               22,550      23      112,727           -       (112,750)

   Cashless exercise of 105,000 options
    and warrants                          52,986      53          (53)          -              -


   Net loss for the nine months ended
    September 30, 2000                         -       -            -           -     (4,261,534)
                                       ---------  ------  -----------  ----------   ------------

Balance, September 30, 2000            9,691,424  $9,692  $28,492,985  $ (393,938)  $(19,315,445)

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

                                                                   Cumulative
                                                                     amounts
                                                                      from
                                                1999       2000    inception
                                                ----       ----    ----------
Cash flows from operating activities:

   Net loss                              $(4,220,705) $(4,261,534) $(18,466,195)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization            33,016       34,740       157,256
     Write-off of assets in connection
      with contract termination                    -       59,614        59,614
     IBC partner royalty agreement            10,716       10,716       194,787

     Services contributed in exchange for
      stock and stock options              2,934,709    1,524,426     8,671,997

     Services contributed in exchange for
      compensation agreements                      -            -     2,231,678
     Increase (decrease) in accounts
      payable - related party                      -     (123,763)            -
     Advances to related party                 9,857            -             -
     Increase (decrease) in accounts
      payable                                163,087      (55,478)      143,564
     Increase in accrued interest                  -     (193,768)      (24,629)
     Other                                     1,661       (9,671)       (7,878)
                                           ---------   ----------   -----------


     Total adjustments                     3,153,046    1,246,816    11,426,389
                                          ----------   ----------   -----------

     Net cash used in operations          (1,067,659)  (3,014,718)   (7,039,806)

Cash flows from investing activities:
   Purchase of property and equipment
    (net)                                     (8,337)     (10,170)     (112,669)

   Patent costs                              (36,435)     (22,248)     (425,417)
   Deposits                                        -       (3,256)      (15,517)
   Certificates of deposit                         -   (7,980,569)   (7,980,569)

                                           ---------   ----------   -----------

     Net cash used in investing activities   (44,772)  (8,016,243)   (8,534,172)


Cash flows from financing activities:
   Proceeds from recapitalization                  -            -       220,100
   Deferred stock offering costs             (42,175)     169,425       169,425
   Proceeds from sale of common stock
   (net)                                   3,367,330   13,679,724    18,110,739
   Proceeds from exercise of stock options    80,000            -             -
   Proceeds from sale of preferred stock
    (net)                                          -            -     1,142,750
   Repurchase of warrants                          -     (330,000)     (330,000)
   Proceeds from stockholder loans                 -            -       809,678
   Proceeds from stockholder advances              -            -        98,873
   Repayments of stockholder advances              -            -       (98,873)
   Proceeds from convertible notes payable   200,000            -       200,000
                                           ---------   ----------   -----------
     Net cash provided by financing
      activities                           3,605,155   13,519,149    20,322,692
                                          ----------   ----------   -----------
Net increase in cash                       2,492,724    2,488,188     4,748,714

Cash and cash equivalents at beginning
  of period                                  445,333    2,260,526             -
                                           ---------  -----------    ----------

Cash and cash equivalents at end
  of period                               $2,938,057   $4,748,714    $4,748,714
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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

2. Income taxes


   At September 30, 2000, the Company has net operating loss carryforwards of approximately $5,238,000 and future tax deductions of $10,119,000 which may be used to offset future taxable income.The future tax deductions result from utilizing the cash basis for income tax reporting purposes and unearned stock compensation. The difference between the tax loss carryforwards and future tax deductions and the cumulative losses from inception result from the losses previously incurred by the Company as an S corporation. The net operating loss carryforwards expire in 2018, 2019 and 2020. Approximately $250,000 of the net operating loss carryforward is limited as to the amount which may be used in any one year. At December 31, 1999 and September 30, 2000, total deferred tax assets and valuation allowance are as follows:


                                               1999        2000
                                               ----        ----
     Deferred tax assets resulting from:

      Net operating loss carryforwards     $1,004,000   $2,151,000

      Accrual to cash adjustments             874,000      876,000

      Unearned stock compensation           1,547,000    2,666,000
                                           ----------   ----------

          Total                             3,425,000    5,693,000

     Less valuation allowance              (3,425,000)  (5,693,000)

                                           ----------  -----------

                                           $        -  $         -
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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000

5. Unearned stock compensation (continued)

                      Three Months Ended     Nine Months Ended     Cumulative
                        September 30,          September 30,      amounts from
                       1999       2000       1999        2000      inception
                       ----       ----       ----        ----      ---------


Research and
   development       $ 42,922  $ 20,620  $  258,954   $   32,331   $  874,160
General and
   administrative     761,879   524,037   2,660,812    1,451,449    6,742,424
                     --------  --------  ----------   ----------   ----------

                     $804,801  $544,657  $2,919,766   $1,483,780   $7,616,584
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



                      Three Months Ended     Nine Months Ended     Cumulative
                        September 30,          September 30,      amounts from
                       1999       2000       1999        2000      inception
                       ----       ----       ----        ----      ---------

Research and
   development      $(135,803) $ 15,478  $ (272,964)  $ (327,423)  $ (696,818)
General and
   administrative     230,828   (13,706)    925,370      (58,522)   1,997,470
                    ---------  --------  ----------   ----------   ----------

                    $  95,025  $  1,772  $  652,406   $ (385,945)  $1,300,652
                    =========  ========  ==========   ==========   ==========

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


From our inception in August 1984, we have devoted resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) solution has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of September 30, 2000, our accumulated deficit was approximately $19.3 million.


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

RESULTS OF OPERATIONS


During the nine months ended September 30, 2000, Entropin incurred a net loss of $4,261,534 compared to $4,220,705 for the nine months ended September 30, 1999. Research and development ("R&D") expenses were $2,188,234 for the nine months ended September 30, 2000, compared to $813,831 for the nine months ended September 30, 1999. The $1,374,403 increase in research and development expenses resulted primarily from expenditures associated with our Phase IIIA clinical trial. This expense was partially offset by an increase in interest income from $36,199 for the nine months ended September 30,1999 to $487,368 for the nine months ended September 30, 2000. The increase in interest income resulted from larger cash and cash equivalent balances during 2000 reflecting the proceeds from our successful secondary offering in late March. R&D and G&A for the nine months ended September 30, 2000, included expenses of $32,331 and $1,451,449, respectively, related to the amortization of non-cash compensation associated with stock options issued for services rendered.

During the three months ended September 30, 2000, Entropin incurred a net loss of $1,672,830 compared to $1,246,018 for the three months ended September 30, 1999. The increase resulted primarily from an increase of $784,199 in research and development expenses related to the funding of our Phase IIIA clinical trial. This expense was partially offset by a $195,390 increase in interest income.


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


Net cash used in operating activities was $3,014,718 during the first nine months of 2000 compared with $1,067,659 during the first nine months of 1999. The cash used in operations was primarily related to funding our Phase IIIA clinical trial, expansion of research and development activities, and establishing an administrative infrastructure.


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

                                   ENTROPIN, INC.



Date:   May 14, 2001               By: /s/ HIGGINS D. BAILEY
                                      --------------------------------
                                        Higgins D. Bailey
                                        Chairman of the Board

Date:   May 14, 2001               By: /s/ PATRICIA G. KRISS

                                      --------------------------------
                                        Patricia G. Kriss
                                        Chief Financial Officer