Form 10QSB
period 2001-06-30
ENTROPIN INC
filed 2001-08-14
CIK 837600

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        JUNE 30, 2001
                                         --------------------------


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


                             Yes X   No
                                ---    ---

As of August 10, 2001, 9,729,827 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes       No X
                                                    ---      ---

                                  INDEX
                                  -----


PART I.             FINANCIAL INFORMATION
-------             ---------------------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2000 and
          June 30, 2001 (unaudited)                                     2

          Statements of Operations - For the Three Months Ended
          June 30, 2000 and 2001 (unaudited)                            3

          Statements of Operations - For the Six Months Ended
          June 30, 2000 and 2001 and for the Period from
          August 27, 1984 (Inception) through June 30, 2001
          (unaudited)                                                   4

          Statement of Changes in Stockholders' Equity - For the
          Six Months Ended June 30, 2001 (unaudited)                    5

          Statements of Cash Flows - For the Six Months Ended
          June 30, 2000 and 2001 and for the Period from
          August 27, 1984 (Inception) through June 30, 2001
          (unaudited)                                                   6

          Notes to Financial Statements (unaudited)                     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9


PART II.            OTHER INFORMATION
--------            -----------------

Item 1.   Legal Proceedings                                            12
Item 2.   Changes in Securities and Use of Proceeds                    12
Item 3.   Defaults upon Senior Securities                               *
Item 4.   Submission of Matters to a Vote of Security Holders          13
Item 5.   Other Information                                             *
Item 6.   Exhibits and Reports on Form 8-K                             13
          Signatures                                                   14

*No information provided due to inapplicability of item.

PART I.  ITEM 1.
-------
                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                  DECEMBER 31, 2000 AND JUNE 30, 2001
                               (UNAUDITED)


                                                         December 31,          June 30,
ASSETS                                                      2000                 2001
------                                                      ----                 ----
Current assets:
  Cash and cash equivalents                              $  6,018,187        $  4,259,887
  Short-term investments                                    5,821,069           5,981,003
  Accrued interest receivable                                 231,639             121,500
  Prepaid insurance                                                 -              52,211
                                                         ------------        ------------

      Total current assets                                12,070,895           10,414,601

Patent costs, less accumulated amortization of
  $106,671 (2000) and $119,551 (2001)                        324,495              319,407
Property and equipment, net                                    7,601                5,783
Other assets                                                   3,000               86,499
                                                         ------------        ------------

      Total Assets                                       $ 12,405,991        $ 10,826,290
                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                       $    271,035        $    143,495

Series A redeemable preferred stock, $.001 par value;
  3,210,487 shares authorized, issued and outstanding,
  $1.00 per share redemption value                          3,210,487           3,210,487

Series B redeemable convertible preferred stock, $.001
  par value; 400,000 shares authorized, 190,500 (2000)
  and 180,500 (2001) shares issued and outstanding,
  $5.00 per share redemption value                            919,618             871,344

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
  authorized, 9,688,424 (2000) and 9,711,777 (2001)
  shares issued and outstanding                                 9,688               9,712
  Additional paid-in capital                               28,241,664          28,730,439
  Unearned stock compensation                                 (87,436)           (220,462)
  Deficit accumulated during the development stage        (20,159,065)        (21,918,725)
                                                         ------------        ------------
      Total stockholders' equity                            8,004,851           6,600,964
                                                         ------------        ------------

                                                         $ 12,405,991        $ 10,826,290
                                                         ============        ============

             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001
                               (UNAUDITED)



                                                            2000                 2001
                                                            ----                 ----
Operating costs and expenses:
  Research and development                               $    753,341        $    813,152
  General and administrative                                  777,377             565,231
                                                         ------------        ------------

      Operating loss                                       (1,530,718)         (1,378,383)

Interest income                                               224,699             138,535
                                                         ------------        ------------

Net loss                                                   (1,306,019)         (1,239,848)

Dividends applicable to Series B
  preferred stockholders                                      (27,562)            (22,563)
                                                         ------------        ------------

Net loss applicable to common stockholders               $ (1,333,581)       $ (1,262,411)
                                                         ============        ============

Basic and diluted net loss per common share              $       (.14)       $       (.13)
                                                         ============        ============

Weighted average common shares outstanding                  9,566,000           9,707,000
                                                         ============        ============









             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                         THROUGH JUNE 30, 2001
                               (UNAUDITED)


                                                                               Inception through
                                             2000                2001            June 30, 2001
                                             ----                ----            -------------

Operating costs and expenses:
  Research and development              $  1,147,374        $  1,122,175         $ 10,452,614
  General and administrative               1,710,440             956,087           11,471,217
                                        ------------        ------------         ------------

    Operating loss                        (2,857,814)         (2,078,262)         (21,923,831)
                                        ------------        ------------         ------------

Other income (expense):
  Interest income                            269,110             318,602            1,097,166
  Interest expense                                 -                   -             (242,811)
                                        ------------        ------------         ------------

    Total other income (expense)             269,110             318,602              854,355
                                        ------------        ------------         ------------

Net loss                                  (2,588,704)         (1,759,660)         (21,069,476)

Dividends applicable to Series B
  preferred stockholders                     (56,375)            (45,750)            (930,407)
                                        ------------        ------------         ------------

Net loss applicable to common
  stockholders                          $ (2,645,079)       $ (1,805,410)        $(21,999,883)
                                        ============        ============         ============

Basic and diluted net loss per
  common share                          $       (.31)       $       (.19)        $      (3.85)
                                        ============        ============         ============

Weighted average common shares
  outstanding                              8,595,000           9,696,000            5,719,000
                                        ============        ============         ============



             See accompanying notes to financial statements.

                              ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
                               (UNAUDITED)

                                                                                              Deficit
                                                                                            accumulated
                                                                Additional    Unearned       during the        Total
                                              Common stock       paid-in        stock       development     stockholders'
                                            Shares    Amount     capital     compensation      stage           equity
                                           ---------  ------     -------     ------------      -----           ------

Balance, January 1, 2001                   9,688,424  $ 9,688  $28,241,664   $  (87,436)   $(20,159,065)    $ 8,004,851

  Unearned stock compensation pursuant to
   issuance of common stock options                -        -      408,982     (408,982)              -               -

  Amortization and valuation adjustment of
   unearned stock compensation                     -        -            -      275,956               -         275,956

  Shares issued from exercise of stock
   options                                       195        1          292            -               -             293

  Shares issued for services                  13,158       13       31,237            -               -          31,250

  Conversion of Series B preferred stock
   to common stock                            10,000       10       48,264            -               -          48,274

  Net loss for the period                          -        -            -            -      (1,759,660)     (1,759,660)
                                           ---------  -------  -----------   -----------   ------------     -----------

Balance, June 30, 2001                     9,711,777  $ 9,712  $28,730,439   $  (220,462)  $(21,918,725)    $ 6,600,964
                                           =========  =======  ===========   ===========   ============     ===========



             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STATE COMPANY)
                        STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                          THROUGH JUNE 30, 2001
                               (UNAUDITED)


                                                                                 Inception through
                                               2000                2001            June 30, 2001
                                               ----                ----            -------------
Cash flows from operating activities:
  Net loss                                $ (2,588,704)       $ (1,759,660)        $(21,069,476)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization             27,567              14,698              179,202
      Services received in exchange for
        stock, stock options and warrants      942,723             307,193            9,026,191
      Services received in exchange for
        compensation agreements                      -                   -            2,231,678
      (Increase) decrease in accrued
        interest receivable                   (143,266)            110,139             (121,500)
      Increase (decrease) in accounts
        payable                                 73,626            (414,530)              25,644
      Other                                    (12,199)            151,280              196,984
                                          ------------        ------------         ------------
      Net cash used in operating
       activities                           (1,700,253)         (1,590,880)          (9,531,277)
                                          ------------        ------------         ------------

Cash flows from investing activities:
  Purchase of short-term investments, net   (8,543,622)           (159,934)          (5,981,003)
  Patent costs                                  (6,705)             (7,792)            (438,958)
  Purchase of property and equipment            (9,885)                  -             (112,483)
                                          ------------        ------------         ------------

      Net cash used in investing
       activities                           (8,560,212)           (167,726)          (6,532,444)
                                          ------------        ------------         ------------

Cash flows from financing activities:
  Proceeds from shares issued pursuant
    to recapitalization                              -                   -              220,100
  Net proceeds from issuance of common
    stock and warrants                      13,840,399                 306           18,281,080
  Proceeds from issuance of preferred
    stock                                            -                   -            1,142,750
  Proceeds from stockholder loans                    -                   -              809,678
  Proceeds from stockholder advances                 -                   -               98,873
  Repayments of stockholder advances                 -                   -              (98,873)
  Proceeds from convertible notes payable            -                   -              200,000
  Repurchase of warrants                      (330,000)                  -             (330,000)
                                          ------------        ------------         ------------

      Net cash provided by financing
       activities                           13,510,399                 306           20,323,608
                                          ------------        ------------         ------------

Net increase (decrease) in cash and
  cash equivalents                           3,249,934          (1,758,300)           4,259,887

Cash and cash equivalents at beginning
  of period                                  2,260,526           6,018,187                    -
                                          ------------        ------------         ------------

Cash and cash equivalents at end of
  period                                  $  5,510,460        $  4,259,887         $  4,259,887
                                          ============        ============         ============

             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STATE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)



The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

1.   Organization and selected accounting policies
     ---------------------------------------------

     Organization:

          The Company, a Colorado corporation, was organized as a California corporation in August 1984, to be a pharmaceutical research company developing Esterom(R), a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration (FDA) approval for Esterom(R), as well as fund raising.

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

     Cash equivalents and short-term investments:

          The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At June 30, 2001, the Company's short-term investments consisted entirely of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 199 days.

     Loss per share:

          Net loss per common share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive. Dividends on preferred stock, consisting of 10% cumulative dividends and deemed dividends related to the beneficial conversion feature and mandatory redemption accretion of Series B preferred stock, are added to net loss for the purpose of determining net loss and net loss per share amounts applicable to common stockholders.

     Reclassifications:

          Certain prior period amounts have been reclassified to conform with the current period presentation.

     Recent Accounting Pronouncements:

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

PART I.  Item 2.
-------
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     We were incorporated in California in 1984 as Entropin, Inc. ("old Entropin"), and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc. ("Vanden") to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. We were merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation.

     From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of June 30, 2001, our accumulated deficit was approximately $21.9 million.

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

RESULTS OF OPERATIONS

     Our research and development expense for the six months ended June 30, 2001 was $1,122,175, as compared to $1,147,374 for the six months ended June 30, 2000. Our general and administrative expense for the six months ended June 30, 2001 was $956,087, as compared to $1,710,440 for the six
months ended June 30, 2000.   These expenses include non-cash compensation
expense associated with stock options and warrants granted in exchange for services as shown in the following table.


                                                              Six months ended June 30,
                                                              2000                2001
                                                              ----                ----
          Research and development                         $  1,147,374        $  1,122,175
          Less non-cash compensation                             11,711              12,237
                                                           ------------        ------------
                                                           $  1,135,663        $  1,109,938
                                                           ============        ============

          General and administrative                       $  1,710,440        $    956,087
          Less non-cash compensation                            927,412             263,719
                                                           ------------        ------------
                                                           $    783,028        $    692,368
                                                           ============        ============

     Research and development expense, excluding non-cash compensation charges, during the six months ended June 30, 2001 was $1,109,938, as compared to $1,135,663 for the same period in 2000. General and administrative expense, excluding non-cash compensation charges, during the six months ended June 30, 2001 was $692,368, as compared to $783,028 for the same period in 2000. After excluding non-cash compensation charges, research and development and general and administrative expenses were relatively comparable for the six-month periods ended June 30, 2001 and 2000.

     Non-cash compensation charged to research and development during the six months ended June 30, 2001 was $12,237, as compared to $11,711 for the same period in 2000. Non-cash compensation charged to general and administrative expense was $263,719 during the six months ended June 30, 2001, as compared to $927,412 for the same period in 2000. The decrease in non-cash compensation charged to general and administrative expense reflects the declining value of stock options granted in exchange for services as the underlying market value declined and the options vest and are fully expensed.

     Interest income was $318,602 for the six months ended June 30, 2001, as compared to $269,110 for the same period in 2000. This increase resulted from larger cash, cash equivalent and short-term investment balances during the six months ended June 30, 2001 reflecting the investment of proceeds from our secondary public offering completed in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through June 30, 2001, we have received net cash proceeds from financing activities aggregating approximately $20.3 million from these transactions. As of June 30, 2001, our working capital was approximately $10.3 million.

     Our liquidity and capital needs relate primarily to working capital, research and development of Esterom(R), and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe our available cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the next 12 months. Expectations about our long-term liquidity may prove inaccurate if approval for Esterom(R) is delayed or not obtained. We will not generate revenue from sales of Esterom(R) unless it is approved by the FDA for marketing.

     Net cash used in operating activities was $1,606,464 during the six months ended June 30, 2001, compared with $1,700,253 for the same period in 2000. The cash used in operations was primarily related to general operating expenses and continuing research and development activities.

     As of June 30, 2001, our principal source of liquidity was approximately $10.2 million in cash, cash equivalents and short-term investments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

     During the reporting period, the Company has issued the following unregistered securities:

     In June 2001, a holder of 5,000 shares of the Company's Series B Preferred Stock converted his shares into 5,000 shares of the Company's common stock. The issuance of the shares of common stock upon the conversion is exempt from registration pursuant to Section 3(b) of the Securities Act of 1933.

     For securities issued prior to this reporting period, such information about the sales of unregistered securities is incorporated by reference to
Item 5 of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000 filed on May 15, 2001, and of the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2001 filed on May 15, 2001.

USE OF PROCEEDS

     Pursuant to a Registration Statement, Registration No. 333-11308, which became effective on March 14, 2000 (the "Secondary Offering"), the Company sold for an aggregate market price of $14,500,000 on March 20, 2000, 2,000,000 shares of common stock at $7.00 per share, and 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.25 per warrant. All offering expenses, including underwriting discounts and commissions, finders' fees, and other underwriting expenses, totaling approximately $2,000,000, were paid to the underwriters. After deduction of offering expenses, Company obtained net proceeds of approximately $12.5 million. On May 1, 2000, the Managing Underwriter exercised its overallotment option, for an aggregate price of $1,335,000, to purchase an additional 180,000 shares of common stock at $7.00 per share, and an additional 300,000 warrants to purchase 300,000 shares of common stock at $0.25 per warrant. After deduction of overallotment expenses of approximately $135,000, the Company obtained net proceeds of approximately $1.2 million.

     The net proceeds from the Secondary Offering have been used as follows: $1,589,272 for general and administrative and working capital; $3,442,347 for clinical trials and the research and development required thereby; $146,913 for research activities related to developing additional uses for Esterom(R); and $398,141 for activities related to the preparation of the Company's New Drug Application; $3,706,355 is currently maintained in a money market account for additional working capital and clinical trials; and $6,534,535 is currently held in temporary investments pursuant to the terms of the Secondary Offering. As part of the general and administrative expenses, the Company's directors have been compensated directly in an aggregate amount of $117,556; the Company's officers have directly received $266,568; and Thomas Anderson, who owns more than 10% of the Company's securities, indirectly received $12,000 in the form of rent for the Company's office space which was paid to the Law Offices of Thomas Anderson. All other payments made to other persons or entities were direct payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of the stockholders of the Company was held in Indian Wells, California on June 28, 2001. The stockholders approved each of the following actions as set forth below together with the results of voting.

     Two directors were elected to three-year terms. Paul V. Maier and Randall L. Carpenter, M.D. will serve until the date of the 2004 annual meeting of Stockholders. 4,047,264 stockholders voted for the proposal, 584 against, and 181,944 abstained.

     In addition, the stockholders ratified the selection of Deloitte & Touche, LLP as the independent auditors of the Company for the year ending December 31, 2001. 4,040,491 stockholders voted for the proposal, 158,493 against, and 30,808 abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------

          None.

     (b)  Reports on Form 8-K
          -------------------

     During the current quarter and prior to filing this Report, the Company filed the following Current Reports on Form 8-K:

     (1) Current Report on Form 8-K filed on May 24, 2001 regarding the selection of Automatic Liquid Packaging to provide packaging and labeling services;

     (2) Current Report on Form 8-K filed on May 25, 2001 regarding NASDAQ's reinstatement of the Company's trading symbol and final financial results for December 31, 2000;

     (3) Current Report on Form 8-K filed on June 15, 2001 regarding the selection of clinical sites for the for the Registrant's Phase II/III Clinical Trial;

     (4) Current Report on Form 8-K filed on June 27, 2001 regarding the selection of an additional clinical site for the Registrant's Phase II/III Clinical Trial;

     (5) Current Report on Form 8-K filed on June 29, 2001 regarding notification of the Registrant's intent to Webcast its annual meeting presentation;

     (6) Current Report on Form 8-K filed on July 10, 2001 providing an outline of the Company's strategy as presented to stockholders at the Company's Annual Meeting;

     (7) Current Report on Form 8-K filed on July 10, 2001 regarding the appointment of Bruce R. Manning to the Company's Board of Directors; and

     (8) Current Report on Form 8-K filed on July 25, 2001 regarding the approval of the Company's European patent application.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ENTROPIN, INC.


Date:    August 10, 2001           By: \s\ Higgins D. Bailey, Ed.D.
                                      -----------------------------
                                        Higgins D. Bailey
                                        Chairman of the Board

Date:    August 10, 2001           By: \s\ Patricia G. Kriss
                                      -----------------------------
                                        Patricia G. Kriss
                                        Chief Financial Officer