Form 10QSB
period 2001-09-30
ENTROPIN INC
filed 2001-11-09
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       SEPTEMBER  30, 2001
                                       -----------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ________ to ________

                Commission file number          33-23693
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

                             Yes X   No
                                ---    ---

As of November 7, 2001, 9,798,480 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

Transitional Small Business Disclosure Format    Yes       No X
                                                    ---      ---

                                  INDEX
                                  -----



PART I.                  FINANCIAL INFORMATION
-------                  ---------------------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2000 and
          September 30, 2001 (unaudited)                                2

          Statements of Operations - For the Three Months Ended
          September 30, 2000 and 2001 (unaudited)                       3

          Statements of Operations - For the Nine Months Ended
          September 30, 2000 and 2001 and for the Period from
          August 27, 1984 (Inception) through
          September 30, 2001 (unaudited)                                4

          Statement of Changes in Stockholders' Equity - For
          the Nine Months Ended September 30, 2001 (unaudited)          5

          Statements of Cash Flows - For the Nine Months Ended
          September 30, 2000 and 2001 and for the Period from
          August 27, 1984 (Inception) through
          September 30, 2001 (unaudited)                                6

          Notes to Financial Statements (unaudited)                     7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9


PART II.                 OTHER INFORMATION
--------                 -----------------

Item 1.   Legal Proceedings                                            12

Item 2.   Changes in Securities and Use of Proceeds                    12

Item 3.   Defaults upon Senior Securities                               *

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 5.   Other Information                                             *

Item 6.   Exhibits and Reports on Form 8-K                             13

          Signatures                                                   14

     *No information provided due to inapplicability of item.

                             ENTROPIN, INC.
PART I.  Item 1.      (A DEVELOPMENT STAGE COMPANY)
-------                      BALANCE SHEETS
                DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                               (UNAUDITED)

                                                         December 31,        September 30,
ASSETS                                                      2000                 2001
------                                                      ----                 ----
Current assets:
  Cash and cash equivalents                              $  6,018,187        $  5,290,815
  Short-term investments                                    5,821,069           4,098,693
  Accrued interest receivable                                 231,639             114,448
  Prepaid insurance                                                 -              26,105
                                                         ------------        ------------

     Total current assets                                  12,070,895           9,530,061

Patent costs, less accumulated amortization of
  $106,671 (2000) and $126,170 (2001)                         324,495             323,958
Property and equipment, net                                     7,601               7,779
Other assets                                                    3,000              63,727
                                                         ------------        ------------

     Total assets                                        $ 12,405,991        $  9,925,525
                                                         ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                       $    271,035        $     11,732

Series A redeemable preferred stock, $.001 par value;
  3,210,487 shares authorized, issued and outstanding,
  $1.00 per share redemption value                          3,210,487           3,210,487

Series B redeemable convertible preferred stock, $.001 par
  value; 400,000 shares authorized, 190,500 (2000) and
  168,500 (2001) shares issued and outstanding, $5.00
  per share redemption value                                  919,618             813,415

Stockholders' equity:
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 9,688,424 (2000) and 9,798,480 (2001)
    shares issued and outstanding                               9,688               9,799

  Additional paid-in capital                               28,241,664          29,048,101
  Unearned stock compensation                                 (87,436)           (152,552)
  Deficit accumulated during the development stage        (20,159,065)        (23,015,457)
                                                         ------------        ------------
     Total stockholders' equity                             8,004,851           5,889,891
                                                         ------------        ------------

                                                         $ 12,405,991        $  9,925,525
                                                         ============        ============

             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                               (UNAUDITED)




                                                            2000                 2001
                                                            ----                 ----
Operating costs and expenses:
  Research and development                               $  1,040,860        $    600,563
  General and administrative                                  850,228             743,609
                                                         ------------        ------------

     Operating loss                                        (1,891,088)         (1,344,172)

Interest income                                               218,258             137,002
                                                         ------------        ------------

Net loss                                                   (1,672,830)         (1,207,170)

Dividends applicable to Series B
  preferred stockholders                                      (24,437)            (21,062)
                                                         ------------        ------------

Net loss applicable to common stockholders               $ (1,697,267)       $ (1,228,232)
                                                         ============        ============

Basic and diluted net loss per common share              $       (.18)       $       (.13)
                                                         ============        ============

Weighted average common shares outstanding                  9,625,000           9,750,000
                                                         ============        ============









             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                       THROUGH SEPTEMBER 30, 2001
                               (UNAUDITED)

                                                                              Inception through
                                             2000                2001         September 30, 2001
                                             ----                ----         ------------------

Operating costs and expenses:
  Research and development              $  2,188,234        $  1,709,999         $ 11,040,438
  General and administrative               2,560,668           1,469,918           11,985,048
                                        ------------        ------------         ------------

    Operating loss                        (4,748,902)         (3,179,917)         (23,025,486)
                                        ------------        ------------         ------------

Other income (expense):
  Interest income                            487,368             413,775            1,192,339
  Interest expense                                 -                   -             (242,811)
                                        ------------        ------------         ------------

    Total other income (expense)             487,368             413,775              949,528
                                        ------------        ------------         ------------

Net loss                                  (4,261,534)         (2,766,142)         (22,075,958)

Dividends applicable to Series B
  preferred stockholders                     (80,812)            (63,687)            (944,415)
                                        ------------        ------------         ------------

Net loss applicable to common
  stockholders                          $ (4,342,346)       $ (2,829,829)        $(23,020,373)
                                        ============        ============         ============

Basic and diluted net loss per
  common share                          $       (.49)       $       (.29)        $      (3.98)
                                        ============        ============         ============

Weighted average common shares
  outstanding                              8,941,000           9,721,000            5,779,000
                                        ============        ============         ============









             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                               (UNAUDITED)


                                                                                             Deficit
                                                                                           accumulated
                                                                Additional     Unearned     during the        Total
                                              Common stock       paid-in        stock      development     stockholders'
                                            Shares    Amount     capital     compensation     stage           equity
                                           ---------  ------     -------     ------------     -----           ------


Balance, January 1, 2001                   9,688,424  $ 9,688  $28,241,664   $   (87,436)  $(20,159,065)   $ 8,004,851

  Unearned stock compensation pursuant to
    issuance of common stock options               -        -      434,232      (434,232)             -              -

  Amortization and valuation adjustment of
    unearned stock compensation                    -        -            -       369,116              -        369,116

  Shares issued from exercise of stock
    options                                      195        1          292             -              -            293

  Shares issues for Series B preferred
    stock dividend                            18,050       18       90,232             -        (90,250)             -

  Shares issued for services                  69,811       70      175,500             -              -        175,570

  Conversion of Series B preferred stock
    to common stock                           22,000       22      106,181             -              -        106,203

  Net loss for the period                          -        -            -             -     (2,766,142)    (2,766,142)
                                           ---------  -------  -----------   -----------   ------------    -----------

Balance, September 30, 2001                9,798,480  $ 9,799  $29,048,101   $  (152,552)  $(23,015,457)   $ 5,889,891
                                           =========  =======  ===========   ===========   ============    ===========



             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
           AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION)
                       THROUGH SEPTEMBER 30, 2001
                               (UNAUDITED)

                                                                              Inception through
                                             2000                2001         September 30, 2001
                                             ----                ----         ------------------

Cash flows from operating activities:
  Net loss                              $ (4,261,534)       $ (2,766,142)        $(22,075,958)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
     Depreciation and amortization            34,740              22,491              186,995
     Services received in exchange for
      stock, stock options and warrants    1,524,426             544,979            9,263,977
     Services received in exchange for
      compensation agreements                      -                   -            2,231,678
     (Increase) decrease in accrued
      interest receivable                   (193,768)            117,191             (114,448)
     Increase (decrease) in accounts
      payable                               (179,241)           (282,767)             157,407
     Other                                    60,659             (63,368)             (17,664)
                                        ------------        ------------         ------------

     Net cash used in operating
      activities                          (3,014,718)         (2,427,616)         (10,368,013)
                                        ------------        ------------         ------------

Cash flows from investing activities:
  (Purchase) sale of short-term
   investments, net                       (7,983,825)          1,722,376           (4,098,693)
  Patent costs                               (22,248)            (18,962)            (450,128)
  Purchase of property and equipment         (10,170)             (3,170)            (115,653)
                                        ------------        ------------         ------------

     Net cash (used in) provided by
      investing activities                (8,016,243)          1,700,244           (4,664,474)
                                        ------------        ------------         ------------

Cash flows from financing activities:
  Proceeds from shares issued pursuant
   to recapitalization                             -                   -              220,100
  Net proceeds from issuance of common
   stock and warrants                     13,849,149                   -           18,280,774
  Proceeds from issuance of preferred
   stock                                           -                   -            1,142,750
  Proceeds from stockholder loans                  -                   -              809,678
  Proceeds from stockholder advances               -                   -               98,873
  Repayments of stockholder advances               -                   -              (98,873)
  Proceeds from convertible notes payable          -                   -              200,000
  Repurchase of warrants                    (330,000)                  -             (330,000)
                                        ------------        ------------         ------------

     Net cash provided by financing
      activities                          13,519,149                   -           20,323,302
                                        ------------        ------------         ------------

Net increase (decrease) in cash and
 cash equivalents                          2,488,188            (727,372)           5,290,818

Cash and cash equivalents at beginning
 of period                                 2,260,526           6,018,187                    -
                                        ------------        ------------         ------------

Cash and cash equivalents at end
 of period                              $  4,748,714        $  5,290,815         $  5,290,815
                                        ============        ============         ============

             See accompanying notes to financial statements.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)



The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

     Cash equivalents and short-term investments:

          The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At September 30, 2001, the Company's short-term investments consisted entirely of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 158 days.

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

     Recent Accounting Pronouncements:

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

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

     From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and do not expect revenue for the next two years, or until Esterom(R) has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application process. As of September 30, 2001, our accumulated deficit was approximately $23.0 million.

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

RESULTS OF OPERATIONS

     Our research and development expense for the nine months ended September 30, 2001 was $1,709,999, as compared to $2,188,234 for the nine months ended September 30, 2000. Our general and administrative expense for the nine months ended September 30, 2001 was $1,469,918, as compared to $2,560,668 for the nine months ended September 30, 2000. These expenses include non-cash compensation expense associated with stock options and warrants granted in exchange for services as shown in the following table.


                                                           Nine months ended September 30,
                                                              2000                2001
                                                              ----                ----
          Research and development                         $  2,188,234        $  1,709,999
          Less non-cash compensation*                            32,331              14,306
                                                           ------------        ------------
                                                           $  2,155,903        $  1,695,693
                                                           ============        ============

          General and administrative                       $  2,560,668        $  1,469,918
          Less non-cash compensation*                         1,451,449             354,811
                                                           ------------        ------------
          *associated with stock options and warrants      $  1,109,219        $  1,115,107
                                                           ============        ============

     Research and development expense, excluding non-cash compensation charges associated with stock options and warrants, during the nine months ended September 30, 2001 was $1,695,693, as compared to $2,155,903 for the same period in 2000. General and administrative expense, excluding non-cash compensation charges associated with stock options and warrants, during the nine months ended September 30, 2001 was $1,115,107, as compared to $1,109,219 for the same period in 2000. After excluding non-cash compensation charges associated with stock options and warrants, the decline in research and development expense incurred during the nine months ended September 30, 2001 as compared to the same period in 2000 reflects a decrease in costs associated with the Company's Phase IIIA Clinical Trial which began in December of 1999 and was concluded in September of 2000.

     Non-cash compensation associated with stock options and warrants charged to research and development during the nine months ended September 30, 2001 was $14,306, as compared to $32,331 for the same period in 2000. Non-cash compensation associated with stock options and warrants charged to general and administrative expense was $354,811 during the nine months ended September 30, 2001, as compared to $1,451,449 for the same period in 2000. The decrease in non-cash compensation associated with stock options and warrants charged to general and administrative expense reflects the declining value of stock options granted in exchange for services as the underlying market value declined and the options vest and are fully expensed.

     Interest income was $413,775 for the nine months ended September 30, 2001, as compared to $487,368 for the same period in 2000. This decrease results from a combination of lower interest rates and declining cash, cash equivalent and short-term investment balances during the nine months ended September 30, 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through September 30, 2001, we have received net cash proceeds from financing activities aggregating approximately $20.3 million from these transactions. As of September 30, 2001, our working capital was approximately $9.5 million.

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

     Net cash used in operating activities was $2,427,616 during the nine months ended September 30, 2001, compared with $3,014,718 for the same period in 2000. The cash used in operations was primarily related to general operating expenses and continuing research and development activities.

     As of September 30, 2001, our principal source of liquidity was approximately $9.4 million in cash, cash equivalents and short-term investments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, that this statement will have on its financial statements.

PART II.
--------

                            OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings, which management believes to be material, and there are no such proceedings, which are known to be contemplated by any governmental authority.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarterly period ended September 30, 2001, the Company has issued the following unregistered securities:

     In July 2001, the Company issued an aggregate of 18,050 shares of its common stock to the holders of its Series B Preferred Stock as a dividend, valued at $5.00 per share. The issuance of the dividend shares of common stock is exempt from registration pursuant to Section 3(b) of the Securities Act of 1933.

     In August 2001, a holder of 2,000 shares of the Company's Series B Preferred Stock converted her shares into 2,000 shares of the Company's common stock. The issuance of the shares of common stock upon the conversion is exempt from registration pursuant to Section 3(b) of the Securities Act of 1933.

     In August 2001, a holder of 10,000 shares of the Company's Series B Preferred Stock converted his shares into 10,000 shares of the Company's common stock. The issuance of the shares of common stock upon the conversion is exempt from registration pursuant to Section 3(b) of the Securities Act of 1933.

     For securities issued prior to this reporting period, such information about the sales of unregistered securities is incorporated by reference to
Item 5 of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000, filed on May 15, 2001, and of the Company's quarterly reports on Form 10-QSB for the quarters ended March 31, 2001 and June 30, 2001, filed on May 15, 2001 and August 14, 2001, respectively.

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

     The net proceeds from the Secondary Offering have been used as follows: $1,991,747 for general and administrative and working capital; $3,877,065 for clinical trials and the research and development required thereby; $155,218 for research activities related to developing additional uses for Esterom(R); and $583,899 for activities related to the preparation of the Company's New Drug Application; $1,670,079 is currently maintained in a money market account for additional working capital and clinical trials; and $7,719,429 is currently held in temporary investments pursuant to the terms of the Secondary Offering. As part of general and administrative expenses, the Company's directors have been compensated directly in an aggregate amount of $170,890; the Company's officers have directly received $318,163; and Thomas Anderson, who owns more than 10% of the Company's common stock, indirectly received $14,400 in the form of rent for the Company's office space which was paid to the Law Offices of Thomas Anderson. All other payments made to other persons or entities were direct payments.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to a vote of security holders during the period July 1, 2001 to September 30, 2001 through the solicitation of proxies or otherwise.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               --------

               None.

          (b)  Reports on Form 8-K
               -------------------

     During the current quarter and prior to filing this Report, the Company filed the following Current Reports on Form 8-K:

          (1) Current Report on Form 8-K filed on July 10, 2001 providing an outline of the Company's strategy as presented to stockholders at the Company's Annual Meeting;

          (2) Current Report on Form 8-K filed on July 10, 2001 regarding the appointment of Bruce R. Manning to the Company's Board of Directors;

          (3) Current Report on Form 8-K filed on July 25, 2001 regarding the approval of the Company's European patent application;

          (4) Current Report on Form 8-K filed on August 17, 2001 providing the Company's June 30, 2001 financial results and a clinical update;

          (5) Current Report on Form 8-K filed on September 28, 2001 regarding the treatment of the first patient in the Company's current clinical trial; and

          (6) Current Report on Form 8-K filed on October 29, 2001 regarding commencement of investor relations program.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ENTROPIN, INC.


Date:  November 7, 2001            By:  \s\ Thomas G. Tachovsky, Ph.D.
                                      --------------------------------
                                        Thomas G. Tachovsky
                                        President and Chief Executive
                                        Officer

Date:  November 7, 2001            By:  \s\ Patricia G. Kriss
                                      --------------------------------
                                        Patricia G. Kriss
                                        Chief Financial Officer