Form 10KSB
period 2001-12-31
ENTROPIN INC
filed 2002-03-14
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended: December 31, 2001.
                                                       -----------------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $ -0-
                                                  -----------------

Aggregate market value of voting stock held by non-affiliates as of March 12, 2002: $24,523,296
Shares of Common Stock, $.001 par value, outstanding as of March 12, 2002: 9,839,137

DOCUMENTS INCORPORATED BY REFERENCE: SEE PART III, ITEM 13 - "EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K" FOR A LISTING OF DOCUMENTS INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            TABLE OF CONTENTS

PART I

Item 1.   Description of Business                                       1

Item 2.   Description of Property                                       8

Item 3.   Legal Proceedings                                             8

Item 4.   Submission of Matters to a Vote of Security Holders           8


PART II

Item 5.   Market Price of the Registrant's Common Stock and Related
          Security Holder Matters                                       9

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    20

Item 7.   Financial Statements                                         23

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          23


PART III

Item 9.   Directors and Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act   24

Item 10.  Executive Compensation                                       24

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                   24

Item 12.  Certain Relationships and Related Transactions               24

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K       24

                              ENTROPIN, INC.

                               FORM 10-KSB

                                 PART I

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB and in the Company's periodic filings with the SEC constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors which may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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


ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     We were incorporated in California in 1984 as Entropin, Inc. ("old Entropin"), and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc. ("Vanden"). We were merged into Vanden, and Vanden changed its name to Entropin, Inc. In conjunction with the merger, Entropin, Inc. became a Colorado corporation.

BUSINESS

     Entropin is a development stage pharmaceutical company that has developed Esterom(R), a topical formulation for the treatment of impaired physical function resulting from painful soft tissue injuries and diseases
- such as tendonitis, bursitis and lower back sprain. Impaired physical function often accompanies injuries and disorders of the shoulder and lower back, as well as other conditions affecting body joints. Esterom(R) is derived from a process involving the chemical breakdown of cocaine into new and different molecules, three of which have been patented by us.

     We have completed four preclinical animal studies and Phase I and Phase II human clinical trials for Esterom(R). These trials indicated that Esterom(R) was well tolerated and did not appear to have any potential for addiction or abuse. Moreover, the range of motion of patients in the Phase II trial suffering from shoulder and lower back conditions was improved significantly when compared with patients receiving a placebo. We have completed Phase II clinical trials with Esterom(R), which demonstrated effectiveness in improving range of motion ("ROM") associated with impaired shoulder function and acute lower back sprain. In addition, we completed a large multi-center clinical study of Esterom(R) solution in late 2000, which confirmed the safety of Esterom(R) and demonstrated a dose response in treated patients. Subsequently, we used data from that study to design the current clinical trial of Esterom(R), which began near the end of September 2001.

     Our mechanism of action ("MOA") studies at Harvard Medical School have shown that Esterom(R) effectively blocks nerve impulse conduction and has long-lasting analgesic properties. Testing of the individual components that comprise Esterom(R) has shown that the hydroxypropyl esters of benzoylecgonine are extremely potent (5-times more potent than lidocaine, a common local anesthetic for infiltration analgesia). Continuing studies will examine more closely the pharmacokinetic and pharmacodynamic properties of Esterom(R) including specific cellular receptors and potential anti-inflammatory properties of Esterom(R) and its components. Understanding how a drug works (MOA) provides an opportunity to evaluate new formulations that could lead to additional products as well as the possible expansion of uses of Esterom(R). We are also conducting various other studies related to the New Drug Application ("NDA"). We plan to submit a NDA to the U.S. Food and Drug Administration ("FDA") in 2004 seeking approval of Esterom(R) for the treatment of painful soft tissue injuries and diseases.

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

REGULATORY HISTORY

     In March 1987, we filed an investigative new drug application with the FDA, which incorporated the results of our four preclinical animal safety studies in which no significant toxicity was noted. Our subsequent human Phase I clinical safety trial for Esterom(R) was completed in 1991, and involved 24 healthy male subjects. The results of this trial indicated that Esterom(R) was well tolerated and showed no significant toxicity. Based on these results, the FDA allowed us to initiate Phase II clinical efficacy and safety trials in 1992.

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

     We began the first Phase III trial in December 1999 and completed patient enrollment in June 2000. The results of this trial did not reach the level of statistical significance required by the FDA. However, the results demonstrated dose ranging and a strong safety profile for Esterom(R). We used data from that study to design our current clinical trial of Esterom(R), which began in late September 2001. We expect to complete the 150 patient Phase II/III study by third quarter 2002.

     Our current clinical trial has clearly defined endpoints and employs validated measurement tools to determine the effect of Esterom(R) treatments. These tools include the Shoulder Pain and Disability Index ("SPADI"), a questionnaire designed to assess improvement in pain and mobility associated with shoulder impairment, as well as pain and range of motion and functionality associated solely with shoulder injuries.

OUTSOURCING

     In July 2000, we entered into an agreement with Glenmere Clinical Research, Inc. ("GCR") to assist us in the clinical and regulatory processes for the preparation, submission, filing and approval of an NDA for Esterom(R).

     In addition, we contract with various other organizations to provide research, development, manufacturing and packaging services on an as needed basis.

     We have no plans to establish our own direct sales force to market Esterom(R). Instead, we are actively pursuing strategic relationships with pharmaceutical companies to whom we can outsource the marketing of Esterom(R).

PATENTS

     We hold nine U.S. patents issued between 1984 and 2000 with expiration dates ranging from September 2001 to June 2014. These patents include two material composition patents covering the molecules contained in Esterom(R) and expire in 2012 and 2013. Our three initial patents were based on methods of treatment of rheumatoid arthritis using benzoylecgonine and related compounds. Our five subsequent patents include compound, composition and method claims involving derivatives of the compounds represented in the earlier patents. Since the formula for Esterom(R) contains the derivatives protected by certain of the subsequent patents, the expiration of the earlier patents in 2001 and 2002 will not permit a
replication of Esterom(R) by a competitor.   We believe that some of the
patents to which we have rights may be eligible for extensions of up to five years.

     In June 2001, the European Patent Office ("EPO") issued a patent based on our primary composition patent application. In addition to the 16 countries designated in the EPO patent application, patents based on this application have been issued in Australia, Canada, China, Israel, Japan, Mexico, New Zealand, Poland, South Africa, Taiwan and the United States.

     We have also filed a provisional patent application with the United States Patent Office which describes a method for the enrichment of the compounds covered in our composition of matter patents. This patent application describes a method for the production of Esterom(R). If issued, the patent will strengthen and expand our already substantial patent portfolio.

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

     *    the submission of a NDA to the FDA; and

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

     Outside the United States, our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with the FDA approval set forth above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within Europe procedures are available to companies wishing to market a product in more than one European Union ("EU") member state.

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

UNITED STATES DRUG ENFORCEMENT AGENCY ("DEA") STATUS

     The DEA has designated Esterom(R) as a Schedule II controlled substance. The manufacture, storage, shipment and use of a Schedule II
controlled substance are subject to government regulations.   We submitted
a petition to the DEA to reschedule Esterom(R) to a lower classification based on the data obtained in Phase I and II clinical studies in human beings which indicated that Esterom(R) showed no effects on the cardiovascular system and did not appear to cross the blood-brain barrier. The petition has been reviewed by the DEA. Because Esterom(R) contains minimal but detectable benzoylmethylecogonine and benzolyecgonine, substances specifically identified as controlled by law, the DEA has informed us that Esterom(R) will remain a Schedule II substance, unless the law is changed.

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

ROYALTY COMMITMENTS

     In connection with our acquisition of the rights to the three original patents for Esterom(R) from non-affiliated parties, we agreed to pay a royalty of approximately 1% of amounts paid to us from the sale of Esterom(R). We have agreed to pay a minimum royalty from actual sales consisting of a front end payment of $40,000 plus payments of $3,572 per quarter, beginning December 1, 1989, less a credit to us for 50% of patent expenses we incur.

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

EMPLOYEES

     We have two full-time executive officers, Thomas G. Tachovsky, President and Chief Executive Officer and Patricia G. Kriss, Chief Financial Officer, Vice President of Finance and Administration, and Secretary/Treasurer. We have two administrative employees and two part-time executive officers, Higgins D. Bailey, Chairman of the Board, and Joseph R. Ianelli, Vice Chairman of the Board.

RISKS AND UNCERTAINTIES

     The following is a summary description of some of the risk factors we face in our business.

     THE DEVELOPMENT OF NEW PHARMACEUTICAL PRODUCTS IS HIGHLY UNCERTAIN AND SUBJECT TO A NUMBER OF RISKS. The Company's only current product, Esterom(R), is in late stage clinical trials. We have not yet requested or received regulatory approval from the FDA for marketing Esterom(R). Any other products that may result from the Company's research and development programs are not expected to be commercially available for the foreseeable future, if at all.

     There can be no assurance that development of Esterom(R) will be completed successfully, that we will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Esterom(R) to be efficacious or that Esterom(R) will receive regulatory approval. Moreover, even if Esterom(R) does receive regulatory approval, there can be no assurance that Esterom(R) will be commercially successful, have all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of Esterom(R) to receive timely regulatory approval and achieve commercial success would have a material adverse effect on the Company.

     THE COMPANY IS DEPENDENT UPON CONTRACTUAL ARRANGEMENTS WITH THIRD PARTIES. The Company depends on its contractual arrangements with third parties for the provision of services and expertise in selected areas. Under these arrangements, third parties are responsible for: (a) conducting clinical trials and obtaining regulatory approvals, (b) process and analytical methods development, (c) clinical supply and commercial manufacturing, (d) product packaging, (e) research and (f) enhanced drug formulation(s). If these third parties fail to perform their contractual obligations, it could have a material adverse effect on the Company's business.

     THE COMPANY HAS NO MANUFACTURING CAPABILITIES. The Company has, and intends to continue to utilize, third party manufacturing for the production of material for use in the Company's clinical trials and for the potential commercialization of the Company's existing and future products. The Company has no experience in manufacturing and does not have any manufacturing facilities. Consequently, the Company is solely dependent on contract manufacturers for all production of products for development and commercialization purposes. In the event the Company is unable to obtain or retain third-party manufacturing, it will not be able to commercialize its product as planned.

     THE COMPANY DEPENDS ON KEY PERSONNEL. The Company is highly dependent on the key members of its management. The loss of any of these people could impede the achievement of the Company's objectives. In addition, the Company relies on members of its Scientific and Advisory Board and a significant number of consultants to assist in formulating its research and development strategy.

     THE COMPANY WILL REQUIRE ADDITIONAL FUNDING. The Company believes that its existing capital resources will be sufficient to satisfy the Company's current and projected funding requirements for at least the next twelve months. The Company's future capital requirements will depend on many factors, including:

     *    progress with clinical trials,
     *    the time and costs involved in obtaining regulatory approvals,
     * the magnitude of the Company's research and development programs, and
     * the cost of manufacturing and of commercialization activities and arrangements.

     The Company intends to seek additional funding through potential corporate partnerships, licensing arrangements and/or a merger/acquisition. The Company may also seek additional funding through public or private sales of the Company's equity securities. Any additional equity financings would be dilutive to the Company's stockholders.

     THE PRICE OF THE COMPANY'S COMMON STOCK IS VOLATILE. The market prices and trading volumes for our securities, and the securities of development stage companies in general, have historically been highly volatile and have experienced significant price and volume fluctuations that are unrelated to operating performance. The following factors may have an adverse effect on the price of the Company's securities:

     * announcements of the results of research or development by the Company or its competitors,
     *    clinical trial results,
     *    our failure to receive regulatory approval,
     *    government regulation of our industry,
     *    developments concerning patents or other proprietary rights,
     * sales of substantial amounts of the Company's common stock by existing stockholders, and
     *    comments by securities analysts and general market conditions.

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

     In September 2001, the Company filed an arbitration claim seeking a declaratory judgment to clarify the rights and responsibilities with respect to a licensing agreement dated January 1998. In February 2002, the American Arbitration Association ("AAA") established jurisdiction and agreed to proceed with arbitration. No damages are being sought.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                 PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     From February 25, 1998 until March 13, 2000, our common stock traded on the NASD OTC Bulletin Board under the trading symbol "ETOP". Since March 14, 2000 our common stock has been traded on the NASDAQ SmallCap Market under the trading symbol "ETOP". The following table sets forth the high and low closing prices per share for the common stock for the quarters indicated.


     Year ended December 31, 2000          High          Low
     ----------------------------          ----          ---

     First Quarter                       $ 11.00        $ 6.75

     Second Quarter                       $ 6.75       $ 4.625

     Third Quarter                       $ 9.625        $ 5.50

     Fourth Quarter                      $ 4.9375      $ 1.875


     Year ended December 31, 2001           High         Low
     ----------------------------           ----         ---

     First Quarter                       $ 3.594       $ 1.625

     Second Quarter                       $ 2.60       $ 1.562

     Third Quarter                        $ 2.13       $ 1.63

     Fourth Quarter                       $ 2.30       $ 1.87

     On March 12, 2002, the closing bid price of the common stock on the NASDAQ SmallCap Market was $2.90 per share.

PRICE RANGE OF WARRANTS

     Since March 14, 2000, the warrants issued in our secondary public offering have been traded on the NASDAQ Small Cap Market under the trading symbol "ETOPW". The following table sets forth the high and low closing prices per warrant for the quarters indicated.


     Year ended December 31, 2000          High          Low
     ----------------------------          ----          ---

     First Quarter                       $ 3.375       $ 1.938

     Second Quarter                      $ 2.031       $ 1.3125

     Third Quarter                       $ 3.625       $ 1.813

     Fourth Quarter                      $ 1.688       $ 0.406

     Year ended December 31, 2001          High          Low
     ----------------------------          ----          ---

     First Quarter                        $ 1.00       $ 0.594

     Second Quarter                       $ 1.04        $ 0.61

     Third Quarter                        $ 0.62        $ 0.35

     Fourth Quarter                       $ 0.60        $ 0.30

     On March 12, 2002, the closing bid price of the warrants on the NASDAQ SmallCap Market was $0.69 per share.

HOLDERS

     As of March 12, 2002, approximately 359 holders of record owned approximately 4,624,396 shares of our common stock with the remaining shares held in street name through registered brokers. As of March 12, 2002, approximately 24 holders of record owned 983,500 with the remaining warrants held in street name through registered brokers.

DIVIDENDS

     The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. We have never declared or paid dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Instead, we will retain any earnings to finance the expansion of our business and for general corporate purposes. We are obligated to pay dividends on our Series B preferred stock, although we may elect to pay the dividends on the Series B preferred stock in shares of our common stock. As of December 31, 2001, we have issued 65,150 shares of common stock as dividends on our Series B preferred stock. Our Series A preferred stock is redeemable, 8% non-cumulative non-voting preferred stock which is only redeemable from 20% of annual "Earnings", but not to exceed "Net Cash Flow from Operating Activities" as those terms are defined under Generally Accepted Accounting Principles ("GAAP"). The Series A preferred stock will be automatically canceled on January 16, 2005, if not fully redeemed within that time period.

SALES OF UNREGISTERED SECURITIES

     The Registrant has issued securities to the following persons for the cash or other consideration indicated in transactions that were not registered under the 1933 Act.

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

                                   V.

     In March 1999, the Registrant entered into an agreement with Grayson
& Associates, Inc. ("Grayson"). As partial consideration for Grayson's services under the agreement, the Registrant issued Grayson a warrant to purchase up to 300,000 shares of the Registrant's common stock at $3.00 per share, provided however, if the average of the closing bid/ask price for the Registrant's common stock for the 20 consecutive trading days prior to March 30, 2000 is less than $3.00 per share, the exercise price for the first 100,000 shares represented by the warrant would be adjusted down to reflect a 25% discount from the average of the closing bid/ask price for such period, exercisable as follows: 100,000 shares exercisable immediately; an additional 100,000 shares shall become exercisable provided that the Registrant received $2 million in funding on or before May 15, 1999; and, the remaining 100,000 shares would become exercisable provided that the Registrant received an additional $4 million in funding on or before August 31, 1999, subject to ratable reductions to the extent that any of the funding is not attributable to Grayson. The warrant's expiration date was March 22, 2004. The issuance of the warrant to Grayson was made in reliance upon the exemption from registration provided by
Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. Grayson represented that they acquired the option for investment and not with a view to distribution. Grayson performed no services on behalf of the Registrant and the warrants were subsequently cancelled.

                                   VI.

     In March 1999, the Registrant conducted a private offering of its 10% 90-Day Promissory Notes, as amended (Notes), convertible at the election of the note holders into shares of the Registrant's common stock, at $2.00 per share. The participants received three and one-half warrants exercisable over a five-year period from the date the shares become freely trading at $3.00 per share, for each $1.00 of Promissory Notes purchased. The Registrant generated proceeds of $200,000 and issued 700,000 warrants.

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

                                  VII.

     In April 1999, the Registrant issued 100,831 shares of Registrant's common stock at $2.00 per share, in exchange for the surrender of its 10% 90-Day Convertible Promissory Notes, as amended (Notes), plus the unpaid accrued interest on such Notes generating total proceeds of $201,662.

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

                                  VIII.

     In April 1999, the Registrant completed a private placement of 497,500 shares of its common stock at $2.00 per share for proceeds of $995,000.

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

                                   X.

     In June 1999, the Registrant completed a private placement of 304,750 shares of its common stock at $4.00 per share for proceeds of $1,219,000.

     The Registrant claims the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D adopted thereunder for the transactions described above. All of the purchasers were either known to the Registrant, or were referred to the Registrant by a consultant to the Registrant. Based upon the written representations made by the purchasers and other information known to the Registrant, the Registrant believes all of the purchasers were Accredited Investors as that term is defined in Rule 501 of Regulation D. All purchasers represented that they purchased the securities for investment, and all certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent. No brokers or dealers received compensation in connection with the sale of these shares.

                                   XI.

     In June 1999, the Registrant granted options to acquire 20,000 shares of the Registrant's common stock to Wellington Ewen, the Registrant's Chief Financial Officer, at an exercise price of $4.00 per share for five years from the dates the options become exercisable. The shares shall vest ratably over a 12-month period from date of grant. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

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

                                  XIII.

     In June 1999, the Registrant granted options to acquire 60,000 shares of the Registrant's common stock to LMU & Company, a consultant of the Registrant. The options are exercisable at $3.00 per share for nine years and vest as to 20,000 shares covered hereby on February 1, 1999. Thereafter, the option shall vest as to the remaining 40,000 shares covered hereby on a pro rata basis monthly commencing March 1, 1999, and ending February 1, 2001. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

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

                                  XIX.

     In September 1999, the Registrant completed a private placement of 406,450 shares of its common stock at $4.00 per share for proceeds of $1,625,800.

     The Registrant claims the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D adopted thereunder for the transactions described above. All of the purchasers were either known to the Registrant, or were referred to the Registrant by a consultant to the Registrant. Based upon the written representations made by the purchasers and other information known to the Registrant, the Registrant believes all of the purchasers were Accredited Investors as that term is defined in Rule 501 of Regulation D. All purchasers represented that they purchased the securities for investment, and all certificates issued to the purchasers were impressed with a restrictive legend advising that the shares represented by certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. Stop transfer instructions have been placed against the transfer of these certificates by the Registrant's Transfer Agent. No brokers or dealers received compensation in connection with the sale of these shares.

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

                                 XXVII.

     In July 2000, the Registrant terminated its agreement with Western Center for Clinical Studies ("WCCS"). As part of the termination, WCCS surrendered for cancellation a previously issued option to acquire 358,333 shares of the Registrant's common stock at $1.50 per share and retained a fully vested option to acquire 75,000 shares of the Registrant's common stock at an exercise price of $1.50 for five years. In conjunction with the termination, the Registrant granted WCCS a fully vested option to acquire 90,000 shares of the Registrant's common stock at an exercise price of $2.50 for five years. The issuance of the options to WCCS was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. No broker/dealers were involved in the sale and no commissions were paid. WCCS represented that they acquired the option for investment and not with a view to distribution.

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

                                 XXXII.

     In February 2000, the Registrant provided stock option agreements to two directors to purchase 20,000 shares of the Registrant's common stock exercisable for five years at $6.00 per share. The options vest ratably on a monthly basis commencing February 1, 2000, and ending upon the earlier of February 1, 2001, or the termination of the recipient's term as a director. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XXXIII.

     In April 1998, the Registrant provided a stock option agreement to purchase 450,000 shares of the Registrant's common stock at $1.50 per share to an organization retained to provide assistance in taking Esterom(R) through the clinical trial and New Drug Application approval process. In July 2000, upon completion of enrollment in the initial Phase III clinical trial, the Registrant terminated its agreements with this organization. The termination agreement allowed the organization to retain fully vested options to purchase 75,000 shares of the Registrant's common stock at $1.50 per share and options to purchase 15,195 shares at $1.50 that the organization had previously assigned to its employees and advisors. In addition, the Registrant granted the organization fully vested options to purchase 90,000 shares at $2.50 per share. Previously issued options to purchase 359,805 shares of the Registrant's common stock at $1.50 per share were canceled. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XXXIV.

     In December 2000, the Board of Directors approved a compensation plan for members of the Registrant's Scientific and Medical Advisory Board, which included stock options aggregating 8,000 shares in exchange for services. The options are exercisable at $2.00 per share and vest in equal portions in December 2001 and 2002. The options expire five years from the dates they become exercisable. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XXXV.

     In 2001, the Registrant provided stock option agreements to each of its directors to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing February 1, April 1, or July 1, 2001, based on each director's service period, and ending upon the earlier of April 1, 2002 or the termination of the recipient's term as a director. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XXXVI.

     In 2001, the Board of Directors approved a compensation plan for the Chairman and Vice Chairman of the Board for services provided to the Registrant, to be paid in stock options with market values of $40,000 and $30,000, respectively. The options are exercisable until January 1, 2006, at $1.00 per share and vested ratably over a twelve month period. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XXXVII.

     In 2001, the Registrant provided a stock option agreement to purchase 100,000 shares of common stock to its president and chief operating officer for services provided to the Registrant, at an exercise price of $2.05 per share. The options vest upon completion of the Phase II/III trial and submission of the trial results to the FDA. The options expire five years from the date they become exercisable. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                XXXVIII.

     In 2001, the Registrant provided a stock option agreement to purchase 95,000 shares of common stock to its vice president and chief financial officer for services provided to the Registrant, at an exercise price of $2.05 per share. The options vest as follows: 25,000 shares upon completion of the Phase II/III trial and submission of the trial results to the FDA; 35,000 shares upon submission of the New Drug Application (NDA); and, 35,000 shares upon approval of the NDA. The options expire five years from the date they become exercisable. The issuance of the options was made in reliance upon claims the exemption from registration provided by
Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XXXIX.

     In 2001, the Registrant provided a stock option agreement to purchase 23,200 shares of common stock to its president and chief operating officer for services provided to the Registrant, exercisable at $1.00 per share for a period of five years. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                  XXXX.

     In 2001, the Registrant provided a stock option agreement to purchase 14,500 shares of common stock to its vice president and chief financial officer for services provided to the Registrant, at an exercisable at $1.00 per share for a period of five years. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                 XXXXI.

     In 2001, the Registrant provided a stock option agreement to a new director to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing January 1, 2002 and ending upon the earlier of April 1, 2002 or the termination of the recipient's term as a director. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were incorporated in California in 1984 as Entropin, Inc. ("old Entropin"), and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc. ("Vanden"). to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. We were merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation.

     From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the next two years, or until Esterom(R) has received FDA approval. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the NDA process. As of December 31, 2001, our accumulated deficit was approximately $24.0 million.

PLAN OF OPERATION

     We raised approximately $13.7 million through a secondary offering and the sale of the underwriter's over-allotment during the first half of 2000. We intend to continue using these funds to finance the clinical trial program associated with the FDA approval process. In the future, we plan to seek FDA approval to market Esterom(R) for the treatment of impaired range of motion associated with lower back pain, and identify and develop other medical applications for Esterom(R) such as applications for arthritis and other joint disorders. We intend to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing, sales and marketing.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000. The net loss for the year 2001 was approximately $3.9 million, or $0.40 per basic and diluted share on approximately 9.7 million weighted average shares outstanding. In comparison, the net loss for the year 2000 was approximately $5.2 million, or $0.57 per share on approximately 9.1 million weighted average common shares.

     Total research and development expenses were $2,315,076 for 2001, as compared to $3,102,424 for 2000. Total general and administrative expenses
were $1,973,401 in 2001, as compared to $2,691,669 in 2000.   These
expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services as shown in the following table.

                                                               Year ended December 31,
                                                              2000                2001
                                                              ----                ----
          Research and development                         $ 3,102,424         $ 2,315,076
          Less non-cash compensation                           (37,473)            (17,757)
                                                           -----------         -----------
                                                           $ 3,064,951         $ 2,297,319
                                                           ===========         ===========

          General and administrative                       $ 2,691,669         $ 1,973,401
          Less non-cash compensation                        (1,477,009)           (579,233)
                                                           -----------         -----------
                                                           $ 1,214,660         $ 1,394,168
                                                           ===========         ===========

     Research and development expense, excluding non-cash compensation charges, was $2,297,319 in 2001, compared with $3,064,951 in 2000. This decrease reflects the fact that the Company was not actively involved in clinical trials during most of 2001. General and administrative expense, excluding non-cash compensation charges, was $1,394,168 in 2001, compared with $1,214,660 in 2000. This increase relates primarily to increased costs for professional services.

     Non-cash compensation charged to research and development was $17,757 in 2001, compared with $37,473 in 2000. Non-cash compensation charged to general and administrative expense was $579,233 in 2001, compared with $1,477,009 in 2000. The decrease in non-cash compensation reflects the declining value of stock options granted in exchange for services as the underlying stock price declined and the options vested and were fully expensed.

     Our interest income was $497,462 in 2001, as compared to $688,938 in 2000. This decrease reflects lower balances and declining interest rates for cash, cash equivalents and short-term investments during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through December 31, 2001, we have received net cash proceeds from financing activities aggregating approximately $20.5 million from these transactions. As of December 31, 2001, our working capital was approximately $8.6 million. On March 20, 2000, we completed a secondary public offering from which the net proceeds were approximately $12.5 million from the sale of 2,000,000 shares of common stock and warrants. On May 1, 2000, we received approximately $1.2 million from the over-allotment sale of 180,000 shares of common stock and 300,000 warrants.

     Our liquidity and capital needs relate primarily to working capital, research and development of Esterom(R), and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe the proceeds from our secondary offering will provide sufficient capital resources for at least the next twelve months. Expectations about our long-term liquidity may prove inaccurate if approval for Esterom(R) is delayed or not obtained. We will not generate revenue from sales of Esterom(R) unless it is approved by the FDA for marketing.

     Net cash used in operating activities was approximately $3.1 million in 2001, compared with $3.9 million in 2000. The cash used in operations was primarily related to funding clinical trials, expanding research and development activities and maintaining our administrative infrastructure.

     As of December 31, 2001, our principal source of liquidity was approximately $8.7 million in cash, cash equivalents and short-term investments.

     On July 15, 2001 and 2000, Entropin issued 18,050 shares and 22,550 shares, respectively, of common stock as payment of the annual dividends accrued on our Series B preferred stock in accordance with the terms of our July 1998 private placement of 245,000 shares of Series B preferred stock at $5.00 per share. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends accrue at the rate of $.50 per share per annum and are to be paid annually in arrears commencing July 15, 1998. At Entropin's election, annual dividends may be paid in cash and/or shares of Entropin's common stock at $5.00 per share.

     Our operating expenses will increase as we proceed with clinical trials, the NDA and other activities related to the FDA approval process. The estimated period for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom(R), the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom(R) gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise capital on favorable terms could have a material adverse effect on our business, financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

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


ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements are set forth on pages F-1 to F-27 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the Company's two most recent fiscal years, there have been no changes in, or disagreements with, the accountants on accounting and financial disclosure.

                                PART III

ITEMS 9 THROUGH 12.

     These items will be contained in the definitive proxy statement, which shall be filed within 120 days of the Registrant's fiscal year end and are incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     The following documents are filed as a part of this Form 10-KSB:

     Financial Statements of Entropin, Inc. for the Years Ended December 31, 2000 and 2001 and the Period from August 27, 1984 (Inception) Through December 31, 2001.

     Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
-------
Number         Description
-----------    -----------

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

REPORTS ON FORM 8-K.

     During the last quarter and prior to filing this Report, the Registrant filed the following Current Reports on Form 8-K:

     (a) Current Report on Form 8-K filed on October 29, 2001, regarding commencement of investor relations program

     (b) Current Report on Form 8-K filed on November 15, 2001, providing the Registrant's financial results for the period ended September 30, 2001

     (c) Current Report on Form 8-K filed on January 10, 2002, announcing the Registrant's new website

     (d) Current Report on Form 8-K filed on January 15, 2002, regarding the Registrant's January 14, 2002 conference call

     (e) Current Report on Form 8-K filed on January 16, 2002, providing a business update

     (f) Current Report on Form 8-K filed on January 28, 2002, regarding the appointment of Dennis K. Metzler to the Registrant's Board of Directors

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2002                   ENTROPIN, INC.

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

Signatures                     Title                     Date
----------                     -----                     ----

\s\ Higgins D. Bailey, Ed.D.   Chairman of the Board     March 13, 2002
----------------------------
Higgins D. Bailey

\s\ Thomas G. Tachovsky, Ph.D. President, Director and   March 13, 2002
------------------------------ Chief Executive Officer
Thomas G. Tachovsky, Ph.D.


\s\ Patricia G. Kriss          Chief Financial Officer,  March 13, 2002
---------------------          Vice President of Finance
Patricia G. Kriss              and Administration,
                               Secretary/Treasurer and
                               (Principal Financial and
                               Accounting Officer)


\s\ Wilson S. Benjamin         Director                  March 13, 2002
----------------------
Wilson Benjamin


\s\ Randall L. Carpenter, M.D. Director                  March 13, 2002
------------------------------
Randall L. Carpenter, M.D.


\s\ Joseph R. Ianelli          Director                  March 13, 2002
---------------------
Joseph R. Ianelli


\s\ Paul V. Maier              Director                  March 13, 2002
-----------------
Paul Maier


\s\ Bruce R. Manning           Director                  March 13, 2002
--------------------
Bruce R. Manning


\s\Dennis K. Metzler           Director                  March 13, 2002
--------------------
Dennis K. Metzler

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report                                          F-2

Report of Independent Certified Public Accountants                    F-3

Balance Sheets as of December 31, 2000 and 2001                       F-4

Statements of Operations for the Years Ended December 31, 2000 and 2001 and For the Period from August 27, 1984 (Inception) Through
December 31, 2001                                                     F-5

Statements of Changes in Stockholders' Equity (Deficit) For the Period
from August 27, 1984 (Inception) Through December 31, 2001            F-6

Statements of Cash Flows for the Years Ended December 31, 2000 and 2001 and For the Period from August 27, 1984 (Inception) Through
December 31, 2001                                                    F-11

Notes to Financial Statements                                        F-13

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Entropin, Inc.

We have audited the accompanying balance sheets of Entropin, Inc. (a development stage company) as of December 31, 2000 and 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from August 27, 1984 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period from August 27, 1984 (inception) through December 31, 1999 were audited by other auditors whose report, dated February 4, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from August 27, 1984 (inception) through December 31, 1999 reflect a net loss applicable to common stockholders of $14,993,971 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

San Diego, California
February 20, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Entropin, Inc.


We have audited the accompanying of statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from August 27, 1984 (inception) through December 31, 1999 of Entropin, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Entropin, Inc. and its cash flows for the period from August 27, 1984 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
February 4, 2000

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                       DECEMBER 31, 2000 AND 2001

ASSETS                                                      2000                2001
------                                                   -----------         -----------
Current assets:
  Cash and cash equivalents                              $ 6,018,187         $ 4,609,562
  Short-term investments                                   5,821,069           4,098,692
  Accrued interest receivable                                231,639              33,327
                                                         -----------         -----------

    Total current assets                                  12,070,895           8,741,581

Patent costs, less accumulated amortization of
  $106,671 (2000) and $132,997 (2001)                        324,495             329,035
Property and equipment, net                                    7,601              11,197
Other assets                                                   3,000              40,954
                                                         -----------         -----------

                                                         $12,405,991         $ 9,122,767
                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   271,035         $   142,986

Commitments (Note 6)

Series A redeemable preferred stock, $.001 par value;
  3,210,487 shares authorized, issued and outstanding,
  $1.00 per share redemption value                         3,210,487           3,210,487

Series B redeemable convertible preferred stock, $.001
  par value; 400,000 shares authorized, 190,500 (2000)
  and 168,500 (2001) shares issued and outstanding,
  $5.00 per share redemption value                           919,618             825,049

Stockholders' equity:
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 9,688,424 (2000) and 9,798,480 (2001)
    shares issued and outstanding                              9,688               9,798
  Additional paid-in capital                              28,241,665          29,037,558
  Unearned stock compensation                                (87,436)            (62,780)
  Deficit accumulated during the development stage       (20,159,066)        (24,040,331)
                                                         -----------         -----------
    Total stockholders' equity                             8,004,851           4,944,245
                                                         -----------         -----------

                                                         $12,405,991         $ 9,122,767
                                                         ===========         ===========



             See accompanying notes to financial statements.
                                   F-4

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 2000 and 2001
           and for the Period from August 27, 1984 (Inception)
                        Through December 31, 2001

                                                                             Inception through
                                             2000                2001        December 31, 2001
                                             ----                ----        -----------------
Costs and expenses:
  Research and development              $  3,102,424        $  2,315,076        $ 11,645,515
  General and administrative               2,691,669           1,973,401          12,488,531
                                        ------------        ------------        ------------

    Operating loss                        (5,794,093)         (4,288,477)        (24,134,046)
                                        ------------        ------------        ------------

Other income (expense):
  Interest income                            688,938             497,462           1,276,026
  Interest expense                                 -                   -            (242,811)
                                        ------------        ------------        ------------

    Total other income, net                  688,938             497,462           1,033,215
                                        ------------        ------------        ------------

Net loss                                  (5,105,155)         (3,791,015)        (23,100,831)

Dividends applicable to Series B
  preferred stockholders                    (120,772)            (96,384)           (977,112)
                                        ------------        ------------        ------------

Net loss applicable to common
  stockholders                          $ (5,225,927)       $ (3,887,399)       $(24,077,943)
                                        ============        ============        ============

Basic and diluted net loss per
  common share                          $       (.57)       $       (.40)       $      (4.13)
                                        ============        ============        ============

Weighted average common shares
  outstanding                              9,134,000           9,739,000           5,837,000
                                        ============        ============        ============






             See accompanying notes to financial statements.

                                   F-5

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2001



                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional                 during the   stockholders'
                                            Common stock         paid-in      Stock       development     equity
                                          Shares      Amount     capital   subscriptions     stage       (deficit)
                                          ------      ------     -------   -------------     -----       ---------

Balance at August 27, 1984 (inception)          -     $    -   $        -   $        -    $          -  $         -

 Shares issued for cash in 1984
  ($.005 per share)                       991,800        992        4,008            -              -         5,000

 Shares issued for services in 1991
  ($.005 per share)                     3,967,198      3,967       16,033            -              -        20,000

 Cash contribution from stockholder
   in 1991                                      -          -       50,000            -              -        50,000

 Net loss for the period from inception
  through December 31, 1994                     -          -            -            -     (2,824,221)   (2,824,221)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1994              4,958,998      4,959       70,041            -     (2,824,221)   (2,749,221)

  Cash received for common stock
   subscription                                 -          -            -      150,000              -       150,000

  Net loss for the year                         -          -            -            -        (263,368)    (263,368)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1995              4,958,998      4,959       70,041      150,000      (3,087,589)  (2,862,589)

  Shares issued for cash ($1.15
   per share)                             261,002        261      299,739     (150,000)              -      150,000

  Net loss for the year                         -          -            -            -        (375,138)    (375,138)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1996              5,220,000      5,220      369,780            -      (3,462,727)  (3,087,727)


                      (Continued on following page)
             See accompanying notes to financial statements.
                                   F-6

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2001

                     (Continued from preceding page)



                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional   Unearned      during the   stockholders'
                                            Common stock         paid-in      stock       development     equity
                                          Shares      Amount     capital   compensation      stage       (deficit)
                                          ------      ------     -------   ------------      -----       ---------
  Stock contributions from stockholders         -          -      927,000            -              -       927,000

  Net loss for the year                         -          -            -            -     (1,351,448)   (1,351,448)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1997              5,220,000      5,220    1,296,780            -      (4,814,175)  (3,512,175)

  Shares issued pursuant to
    recapitalization                      480,051        480      219,620            -               -      220,100

  Shares issued pursuant to
    private placement                     300,000        300      797,810            -               -      798,110

  Unearned stock compensation pursuant
    to issuance of common stock options         -          -    3,710,000   (3,710,000)              -            -

  Amortization and valuation adjustment
    of unearned stock compensation              -          -            -    1,500,726               -    1,500,726

  Issuance of Series B preferred stock
     with a beneficial conversion feature       -          -      613,750            -        (613,750)           -

  Net loss for the year                         -          -            -            -      (2,764,627)  (2,764,627)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1998              6,000,051      6,000    6,637,960   (2,209,274)     (8,192,552)  (3,757,866)


                      (Continued on following page)
             See accompanying notes to financial statements.
                                   F-7

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2001

                     (Continued from preceding page)



                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional   Unearned      during the   stockholders'
                                            Common stock         paid-in      stock       development     equity
                                          Shares      Amount     capital   compensation      stage       (deficit)
                                          ------      ------     -------   ------------      -----       ---------
  Unearned stock compensation pursuant
    to issuance of common stock options         -          -    4,121,961   (4,121,961)              -            -

  Amortization and valuation adjustment
    of unearned stock compensation              -          -            -     4,632,078              -    4,632,078

  Shares issued pursuant to
    private placements                  1,208,700      1,209    3,366,121            -               -    3,367,330

  Conversion of promissory notes to
    common stock                          100,831        101      201,561            -               -      201,662

  Shares issued from exercise of
    common stock options                   20,000         20       79,980            -               -       80,000

  Shares issued for services               13,148         12       67,755            -               -       67,767

  Conversion of Series B preferred
    stock to common stock                  15,000         15       74,985            -               -       75,000

  Shares issued for Series B preferred
    stock dividend                         24,550         25      122,725            -        (122,750)           -

  Accretion to mandatory redemption
    amount for Series B preferred stock         -          -      (25,425)           -               -      (25,425)

  Net loss for the year                         -          -            -            -      (6,625,859)  (6,625,859)
                                        ---------     ------   ----------   ----------    ------------  -----------

Balance, December 31, 1999              7,382,280      7,382   14,647,623   (1,699,157)    (14,941,161)  (1,985,313)


                      (Continued on following page)
             See accompanying notes to financial statements.
                                   F-8

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2001

                     (Continued from preceding page)



                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional   Unearned      during the   stockholders'
                                            Common stock         paid-in      stock       development     equity
                                          Shares      Amount     capital   compensation      stage       (deficit)
                                          ------      ------     -------   ------------      -----       ---------
  Unearned stock compensation pursuant to
    issuance of common stock options            -          -      (97,239)      97,239               -            -

  Amortization and valuation adjustment
    of  unearned stock compensation             -          -            -    1,514,482               -    1,514,482

  Shares and warrants issued pursuant to
    secondary offering                  2,180,000      2,180   13,678,154            -               -   13,680,334

  Shares issued from exercise of
    common stock options and warrants      52,986         53          (53)           -               -            -

  Shares issued for services               10,608         10       56,935            -               -       56,945

  Common stock warrants canceled in
    exchange for cash                           -          -     (330,000)           -               -     (330,000)

  Conversion of Series B preferred
    stock to common stock                  40,000         40      189,664            -               -      189,704

  Shares issued for Series B preferred
    stock dividend                         22,550         23      112,727            -        (112,750)           -

  Accretion to mandatory redemption
    amount for Series B preferred stock         -          -      (16,146)           -               -      (16,146)

  Net loss for the year                         -          -            -            -      (5,105,155)  (5,105,155)
                                        ---------     ------  -----------   ----------    ------------  -----------

Balance, December 31, 2000              9,688,424     $9,688  $28,241,665   $  (87,436)   $(20,159,066) $ 8,004,850


                      (Continued on following page)
             See accompanying notes to financial statements.
                                   F-9

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH DECEMBER 31, 2001

                     (Continued from preceding page)



                                                                                            Deficit
                                                                                          accumulated      Total
                                                               Additional   Unearned      during the   stockholders'
                                            Common stock         paid-in      stock       development     equity
                                          Shares      Amount     capital   compensation      stage       (deficit)
                                          ------      ------     -------   ------------      -----       ---------
  Unearned stock compensation pursuant
    to issuance of common stock options         -          -      435,322     (435,322)              -            -

  Amortization and valuation adjustment
    of unearned stock compensation              -          -            -      459,978               -      459,978

  Shares issued from exercise of common
    stock options                             195          0          292            -               -          292

  Shares issued for services               69,811         70      175,500            -               -      175,570

  Conversion of Series B preferred stock
    to common stock                        22,000         22      106,181            -               -      106,203

  Shares issued for Series B preferred
    stock dividend                         18,050         18       90,232            -         (90,250)           -

  Accretion to mandatory redemption
    amount for Series B preferred stock                           (11,634)                                  (11,634)

  Net loss for the year                         -          -            -            -      (3,791,015)  (3,791,015)
                                        ---------     ------  -----------   ----------    ------------  -----------

Balance, December 31, 2001              9,798,480     $9,798  $29,037,558   $  (62,780)   $(24,040,331) $ 4,944,245
                                        =========     ======  ===========   ==========    ============  ===========



             See accompanying notes to financial statements.
                                  F-10

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000 and 2001
           And for the Period from August 27, 1984 (Inception)
                        Through December 31, 2001

                                                                             Inception through
                                             2000                2001        December 31, 2001
                                             ----                ----        -----------------
Cash flows from operating activities:
  Net loss                              $ (5,105,155)       $ (3,791,015)       $(23,100,831)
  Adjustments to reconcile net loss to
    Net cash used in operating activities:
      Depreciation and amortization           41,988              30,761             195,265
      Provision under deferred royalty
        agreement                           (184,071)                  -                   -
      Services received in exchange for
        stock, stock options and warrants  1,514,482             596,990           9,315,988
      Services received in exchange for
        compensation agreements                    -                   -           2,231,678
      (Increase) decrease in accrued
        interest receivable                 (231,639)            198,312             (33,327)
      (Decrease) increase in accounts
        payable                                5,175             (89,491)            350,683
      Other                                   56,172             (37,955)              7,749
                                        ------------        ------------        ------------
      Net cash used in operating
        activities                        (3,903,048)         (3,092,398)        (11,032,795)
                                        ------------        ------------        ------------

Cash flows from investing activities:
  (Purchase) maturities of short-term
    investments, net                      (5,821,069)          1,722,377          (4,098,692)
  Patent costs                               (27,997)            (30,866)           (462,032)
  Purchase of property and equipment          (9,984)             (8,030)           (120,513)
                                        ------------        ------------        ------------

    Net cash (used in) provided by
      investing activities                (5,859,050)          1,683,481          (4,681,237)
                                        ------------        ------------        ------------

Cash flows from financing activities:
  Proceeds from shares issued pursuant
    to recapitalization                            -                   -             220,100
  Proceeds from issuance of common
    stock and warrants                    13,849,759                 292          18,281,066
  Proceeds from issuance of preferred
    stock                                          -                   -           1,142,750
  Proceeds from stockholder loans                  -                   -             809,678
  Proceeds from stockholder advances               -                   -              98,873
  Repayments of stockholder advances               -                   -             (98,873)
  Payment for cancellation of common
    stock warrant                           (330,000)                  -            (330,000)
  Proceeds from convertible notes payable          -                   -             200,000
                                        ------------        ------------        ------------

    Net cash provided by financing
      activities                          13,519,759                 292          20,323,594
                                        ------------        ------------        ------------

Net increase (decrease) in cash            3,757,661          (1,408,625)          4,609,562

Cash and cash equivalents at beginning
  of period                                2,260,526           6,018,187                   -
                                        ------------        ------------        ------------

Cash and cash equivalents at end
  of period                             $  6,018,187        $  4,609,562        $  4,609,562
                                        ============        ============        ============


                      (Continued on following page)
             See accompanying notes to financial statements.

                                  F-11

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
             For the Years Ended December 31, 2000 and 2001
           And for the Period from August 27, 1984 (Inception)
                        Through December 31, 2001

                     (Continued from preceding page)

Supplemental disclosure of cash flow information:

                                                                             Inception through
                                             2000                2001        December 31, 2001
                                             ----                ----        -----------------
       Cash paid for interest
       during the period                $          -        $          -        $    242,811

          Supplemental disclosure of non-cash investing and financing activities:

          During the year ended December 31, 1998, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

          During the year ended December 31, 1999, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

          During the years ended December 31, 2000 and 2001, the Company issued 10,608 and 69,811 shares of common stock for services totaling $56,945 and $175,570, respectively.

          During the years ended December 31, 2000 and 2001 and the period from August 27, 1984 (inception) through December 31, 2001, the Company issued 22,550, 18,050 and 65,150 shares, respectively, of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

          During the years ended December 31, 2000 and 2001 and the period from August 27, 1984 (inception) through December 31, 2001, the Company issued 40,000, 22,000 and 77,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock totaling $189,704, $106,203 and $370,907, respectively.




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

     The Company completed a recapitalization during 1998 (see Note 5). The Company also completed private offerings of 245,500 shares of Series
     B convertible preferred stock for gross proceeds of $1,227,500 (see
     Note 4), $200,000 of convertible notes payable, and 1,508,700 shares of common stock for gross proceeds of $4,664,800 (see Note 5). In addition, the Company raised approximately $13,700,000 through a secondary offering and sale of the underwriter's over-allotment during the first half of 2000. The Company intends to use these funds to complete Esterom's(R) clinical trial program associated with the United States Food and Drug Administration ("FDA") approval process for the treatment of acute painful shoulder, as well as ancillary studies and the New Drug Application ("NDA") process.

     Because the Company has not yet completed product development, obtained regulatory approval, or verified the market acceptance and demand for Esterom(R), its activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at December 31, 2001 of $24,040,331. The Company's continued existence is dependent on its ability to obtain FDA approval for and successfully marketing Esterom(R).

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

     Property and equipment:

     Office furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed using the straight-line method over their estimated useful lives of three years.

     Leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of their estimated useful life or the related lease term.

     Research and development costs:

     Research and development costs are expensed as incurred.

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

     Cash equivalents and short-term investments:

     The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2001, the Company's short-term investments consisted entirely of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 162 days.

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

     Deferred charges for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

     Fair value of financial instruments:

     The carrying amounts of cash, cash equivalents, short-term investments, receivables and accounts payable are considered to be representative of their respective fair values because of their short-term nature. The Company believes that it is not practical to estimate the fair market value of its Series A and Series B preferred stock because of the numerous features unique to these securities, as described in Note 4, without incurring excessive costs.

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

     New accounting pronouncements:

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

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

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

     Reclassifications:

     Certain prior period amounts have been reclassified to conform to the current year presentation.

2.   Related party transactions
     --------------------------

     Lease agreement:

     The Company subleases on a month-to-month basis approximately 800 square feet of office space from a principal stockholder, at $800 per month. Rent expense related to the sublease was $9,600, $9,600 and $37,514 for the years ended December 31, 2000 and 2001 and for the period from August 27, 1984 (inception) through December 31, 2001, respectively.

     Conversion of long-term debt - stockholders:

     During January 1998, the Company converted $1,710,487 of long-term debt and accrued interest, incurred for cash advances and past services associated with research and development, into 1,710,487 shares of 8% non-voting, non-cumulative Series A preferred stock at $1.00 per share (see Note 4). The debt was owed to significant stockholders.

3.   Income taxes
     ------------

     The Company has not recorded income tax expense or benefit for the years ended December 31, 2000 and 2001 and the period from August 27, 1984 (inception) through December 31, 2001. This differs from the income tax benefit that would result from applying the federal statutory rate of 34% to net loss for these periods primarily as a result of a valuation allowance provided for deferred income tax assets and losses incurred through 1998 while the Company was reporting as an S Corporation for income tax purposes.

     At December 31, 2001, the Company has net operating loss carryforwards of approximately $10,323,000 for federal purposes and $9,826,000 for state purposes. The federal and state net operating loss carryforwards begin to expire in 2018 and 2002, respectively. Approximately $250,000 of the net operating loss carryforwards are limited as to the amount which may be used in any one year. At December 31, 2000 and 2001, deferred income tax assets and the related valuation allowance are as follows:

                                                              2000                2001
                                                              ----                ----
          Deferred income tax assets (liabilities)
           resulting from:
              Net operating loss carryforwards             $ 2,686,000         $ 4,397,000
              Research and development credit
               carryforwards                                         -             583,000
              Basis difference in patent costs and
               property and equipment                                -            (117,000)
              Accrual to cash adjustments                       16,000              11,000
              Unearned stock compensation                    3,046,000           3,473,000
              Capital loss contribution                         26,000              28,000
                                                           -----------         -----------

                Total                                        5,774,000           8,375,000

          Less valuation allowance                          (5,774,000)         (8,375,000)
                                                           -----------         -----------
                                                           $         -         $         -
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

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

     At the Company's election, annual dividends were paid in shares of the Company's common stock at $5.00 per share at July 15, 1999, 2000 and 2001. 77,000 Series B preferred shares have been converted as of December 31, 2001. All unconverted shares will be redeemed at $5.00 per share on or before July 15, 2003. The Company is accreting its Series B preferred stock up to the mandatory redemption amount. Such accretion amounts are treated as deemed dividends to preferred stockholders.

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

     Following the exchange, the Company's stockholders owned approximately 95% of the outstanding common stock of Vanden. The reverse acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the common stock and additional paid-in capital amounts have been restated on the statements of changes in stockholders' equity to give retroactive effect to the recapitalization.

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

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS


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

     Stock options and warrants:

     In 1999, the Company provided a 175,000 share stock option agreement to an organization with which the Company entered a one-year consulting agreement. The organization currently provides investment community relations services, and receives compensation of $3,000 per month. The option is exercisable at $3.00 per share. The option provides certain registration rights to the holder, and became exercisable with a cashless exercise provision for a five year period which began January 1, 2000.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS


     In 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was also to be paid a retainer of $7,000 per month. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $4.50 per share. In July 1999, the Company terminated the consulting agreement. As final settlement, the organization received $69,084 for fees and expenses earned in conjunction with fund raising and a warrant to purchase 50,000 shares of the Company's common stock, exercisable for five years at $4.00 per share. The previous warrants to purchase 300,000 shares of the Company's common stock were canceled.

     In 1999, the Company provided a 125,000 share stock option agreement to a partnership, with whom the Company entered into a six month consulting agreement. The partnership provided financial community relations and debt funding services. The options are exercisable at $3.00 per share. The option provides certain registration rights to the holder, and became exercisable with a cashless exercise provision for a five year period which began January 1, 2000.

     In 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $3.00 per share, provided certain registration rights, and vested 100,000 shares as of the date of the agreement, with the remaining 200,000 shares to vest in May and August 1999, subject to certain funding requirements. No services were ever provided to the Company under the terms of the consulting agreement. As a result, the Company canceled all warrants issued under the agreement. In October 2001 the organization asserted a claim in arbitration against the Company for the warrants. On December 13, 2001, the arbitrator entered an award in favor of the Company by denying the organization's claim for the warrants.

     In 1999, the Company provided a 60,000 share stock option agreement to an individual providing intellectual property assistance and advice related to the Company's technology and products. The options are exercisable at $5.00 per share for five years. Options to purchase 20,000 shares vested on May 1, 2000, with the remaining shares vesting ratably monthly through May 1, 2002.

     In 1999, the Company provided a 20,000 share stock option agreement to an officer in exchange for services rendered to the Company. The options are exercisable at $4.00 per share for five years. The options vest ratably over a twelve-month period from date of grant.

     In 1999, the Company provided stock option agreements aggregating 120,000 shares to an organization providing financial consulting services. The options are exercisable at $3.00 to $4.00 per share and vested during the period from June 30, 1999 through February 1, 2001.

     In 1999, the Company provided a 101,681 share stock warrant agreement to an organization in exchange for assistance with the June and September 1999 private placements of common stock. The warrants are exercisable at $4.00 per share for five years and are fully vested. In March 2000, this arrangement was

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS


     terminated and the Company paid $330,000 cash as consideration for cancellation of the warrant agreement.

     In 1999, as partial consideration for consulting services, the Company issued to a consultant a warrant to purchase 30,000 shares of common stock, exercisable at $4.00 per share for five years.

     In 1999, the Company provided a stock option agreement to purchase 400,000 shares of common stock to its president and chief operating officer at an exercise price of $5.00 per share. The options vest as follows: 100,000 shares upon completion of the first part of the Phase III trials; 150,000 shares upon submission of the NDA; and, 150,000 shares upon approval of the NDA. The options expire five years from the dates they become exercisable.

     In 2000, the Company provided stock option agreements to two directors to purchase 20,000 shares of the Company's common stock exercisable for five years at $6.00 per share. The options vested ratably on a monthly basis commencing February 1, 2000, and ending on February 1, 2001.

     In 1998, the Company provided a stock option agreement to purchase 450,000 shares of the Company's common stock at $1.50 per share to an organization retained to provide assistance in taking Esterom(R) through the clinical trial and NDA approval process. In July 2000, upon completion of enrollment in the initial Phase III clinical trial, the Company terminated its agreements with this organization. The termination agreement allowed the organization to retain fully vested options to purchase 75,000 shares of the Company's common stock at $1.50 per share and options to purchase 15,195 shares at $1.50 that the organization had previously assigned to its employees and advisors. In addition, the Company granted the organization fully vested options to purchase 90,000 shares at $2.50 per share. The Company canceled previously issued options to purchase 359,805 shares of its common stock at $1.50 per share. The organization invoked its cashless exercise provision to exercise its option to purchase 75,000 shares at $1.50 in January 2001.

     In 2000, the Board of Directors approved a compensation plan for members of the Company's Scientific and Medical Advisory Board, which included stock options aggregating 8,000 shares in exchange for services. The options are exercisable at $2.00 per share and vest in equal portions in December 2001 and 2002. The options expire five years from the dates they become exercisable.

     In 2001, the Company provided stock option agreements to each of its directors to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing February 1, April 1, or July 1, 2001, based on each director's service period, and ending upon the earlier of April 1, 2002 or the termination of the recipient's term as a director.

     In 2001, the Board of Directors approved a compensation plan for the Chairman and Vice Chairman of the Board for services provided to the Company, to be paid in stock options with market values of $40,000 and $30,000, respectively. The options are exercisable until January 1, 2006, at $1.00 per share and vested ratably over a twelve month period.

     In 2001, the Company provided a stock option agreement to purchase 100,000 shares of common stock to its president and chief operating officer at an exercise price of $2.05 per share. The options vest upon completion

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS


     of the Phase II/III trial and submission of the trial results to the FDA. The options expire five years from the date they become exercisable.

     In 2001, the Company provided a stock option agreement to purchase 95,000 shares of common stock to its vice president and chief financial officer at an exercise price of $2.05 per share. The options vest as follows: 25,000 shares upon completion of the Phase II/III trial and submission of the trial results to the FDA; 35,000 shares upon submission of the New Drug Application (NDA); and 35,000 shares upon approval of the NDA. The options expire five years from the date they become exercisable.

     In 2001, the Company provided a stock option agreement to purchase 23,200 shares of common stock to its president and chief operating officer exercisable at $1.00 per share for a period of five years.

     In 2001, the Company provided a stock option agreement to purchase 14,500 shares of common stock to its vice president and chief financial officer exercisable at $1.00 per share for a period of five years.

     In 2001, the Company provided a stock option agreement to a new director to purchase 1,666.67 shares of its common stock for each month of service as a director, exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing January 1, 2002 and ending upon the earlier of April 1, 2002 or the termination of the recipient's term as a director.

     The following is a summary of stock option activity:

                                                                   Options Exercisable
                                                                   -------------------
                                            Option       Wtd. avg.            Wtd. avg.
                               Number      price per     exercise   Number    exercise
                             of shares       share        price    of shares    price
                             ---------       -----        -----    ---------    -----
Balance, December 31, 1997           -
Granted                      1,505,002   $.001 to $4.00  $ 2.26
Canceled                      (180,001)      $0.001      $0.001
                            ----------                   ------

Balance, December 31, 1998   1,325,001                   $ 2.56      713,528     $3.31

Granted                      1,371,000   $3.00 to $5.00  $ 4.07
Exercised                      (20,000)      $4.00       $ 4.00
Canceled                       (55,000)  $3.00 to $4.00  $ 3.36
                            ----------                   ------

Balance, December 31, 1999   2,621,001                   $ 3.43    1,647,669     $3.52

Granted                        138,000   $2.00 to $6.00  $ 3.49
Exercised                      (95,000)      $4.00       $ 4.00
Canceled                      (359,805)      $1.50       $ 1.50
                            ----------                   ------


                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

                                                                   Options Exercisable
                                                                   -------------------
                                            Option       Wtd. avg.            Wtd. avg.
                               Number      price per     exercise   Number    exercise
                             of shares       share        price    of shares    price
                             ---------       -----        -----    ---------    -----
Balance, December 31, 2000   2,304,196                   $ 3.14    1,849,335     $3.44

Granted                        441,869   $1.00 to $2.05  $ 1.78
Exercised                         (195)       $1.50      $ 1.50
                            ----------                   ------

Balance, December 31, 2001   2,745,870                   $ 2.96    2,210,859     $3.32
                            ==========

     The following is a summary of stock warrant activity:

                                                                   Wtd. avg.
                                 Number          Warrant price     exercise
                                of shares          per share         price
                                ---------          ---------         -----
Balance, December 31, 1998              -

Granted                         1,200,181       $3.00 to $4.00        $3.17
Canceled                         (205,000)      $3.00 to $4.00        $3.02
                               ----------                           -------

Balance, December 31, 1999        995,181                             $3.20

Granted                         2,500,000       $8.75 to $10.50      $10.36
Exercised                         (10,000)           $4.00            $4.00
Canceled                         (101,681)           $4.00            $4.00
                               ----------                           -------

Balance, December 31, 2000      3,383,500                             $8.46

Canceled                         (100,000)           $3.00            $3.00
                               ----------                           -------

Balance, December 31, 2001      3,283,500                             $8.63
                               ==========

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

     The following is additional information with respect to those options and warrants outstanding at December 31, 2001:

                                                          Wtd. avg.
                                                          remaining
          Option            Number          Options      contractual
 exercise price per share  of shares      exercisable   life in years
 ------------------------  ---------      -----------   -------------

           $1.00             107,700          107,700        4.18
           $1.50              90,000           90,000        2.20
           $2.00             147,169          108,168        4.18
           $2.05             195,000                -        4.09
           $2.50              90,000           90,000        1.35
           $2.80             180,001          180,001         .82
           $3.00             625,000          625,000        4.41
           $4.00             811,000          811,000        2.04
           $5.00             460,000          158,990        1.78
           $6.00              40,000           40,000        4.09
                          ----------       ----------        ----
                           2,745,870        2,210,859        2.82
                          ==========       ==========


                                                           Wtd. avg.
                                                           remaining
          Warrant            Number         Warrants      contractual
 exercise price per share   of shares      exercisable   life in years
 ------------------------   ---------      -----------   -------------

           $3.00             700,000          700,000        2.40
           $4.00              83,500           83,500        2.42
           $8.75             200,000          200,000        3.22
          $10.50           2,300,000        2,300,000        3.22
                          ----------       ----------        ----
                           3,283,500        3,283,500        3.02
                          ==========       ==========

     At December 31, 2001, outstanding options and warrants aggregating 3,768,501 shares have certain registration rights and options and warrants aggregating 5,809,369 shares contain certain cashless exercise provisions.

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

     The fair value of issued but unearned options has been recorded as additional paid-in capital and unearned stock compensation. Unearned stock compensation is being amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                                   Year ended
                                                   December 31,                Inception through
                                             2000                2001          December 31, 2001
                                             ----                ----          -----------------

Research and development                $    37,473         $    15,597          $   894,899
General and administrative                1,477,009             444,381            7,212,365
                                        -----------         -----------          -----------

                                        $ 1,514,482         $   459,978          $ 8,107,264
                                        ===========         ===========          ===========

6.   Commitments
     -----------

     Compensation agreements:

     In 1993, the Company entered into a thirty-year compensation agreement with certain limited partners owning 64.28% of the I.B.C. Limited Partnership ("I.B.C."). The limited partnership participated in the early development of Esterom(R) and owned the rights to three patents and certain intellectual property rights. Under the terms of the agreement, the Company acquired these patents and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a pharmaceutical company for past expenses paid for development of Esterom(R), as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 2001, no amounts have been accrued with respect to this agreement.

     In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of Esterom(R)) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum payment is payable when the Company is either reimbursed for expenditures for the development of Esterom(R) or from the first revenue received by the Company from net sales of Esterom(R). The quarterly payments are to be applied against the earned payment due the limited partners. The Company will receive a credit against the earned payments of 50% of monies expended in connection with preparing, filing, obtaining, and maintaining patents involved with the acquired rights.

     In March 1999, the Company provided a 300,000 share stock warrant agreement to an organization, with

                             ENTROPIN, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS


     whom the Company entered into an eight month consulting agreement. The organization was engaged to raise capital aggregating $8 million and provide financial advisory services. The warrants were exercisable at $3.00 per share, provided certain registration rights, and vested 100,000 shares as of the date of the agreement, with the remaining 200,000 shares to vest in May and August 1999, subject to certain funding requirements. However, to date no services have been provided to the Company under the terms of the consulting agreement. As a result, the Company has canceled all warrants issued under the agreement. In October 2001 the organization asserted a claim in arbitration against the Company for the warrants. On December 13, 2001, the arbitrator entered an award in favor of the Company by denying the organization's claim for the warrants.

     Development and supply agreements:

     In July 2000, the Company entered into an agreement with an organization to assist us in the clinical and regulatory processes for the preparation, submission, filing and approval of a NDA for Esterom(R).

     In addition, the Company contracts with various organizations to provide research, development, manufacturing and packaging services on an as needed basis.

     In January 1998, the Company entered into an agreement with a director of the Company, whereby the Company granted the director a non-exclusive right to make, import and use the Company's product, Esterom(R), under the Company's licensed patents and to use the Company's confidential information to develop new products that contain the same active ingredients as Esterom(R), but are formulated differently. All rights to the improved products will remain the exclusive property of the Company and the director will receive a two percent royalty on the net sales of all improved products, and a negotiated royalty on new products. The expiration date of this agreement is January 1, 2003. In September 2001, the Company filed an arbitration claim seeking a declaratory judgment to clarify the rights and responsibilities under the original agreement. In February 2002, the American Arbitration Association ("AAA") established jurisdiction and agreed to proceed with arbitration. No damages are being sought.