Form 10QSB
period 2002-03-31
ENTROPIN INC
filed 2002-05-10
CIK 837600

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 33-23693

ENTROPIN, INC.
(Exact name of small business issuer as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1090424 (IRS employer Identification No.)

45926 Oasis Street, Indio, CA 92201
(Address of principal executive offices)

(760) 775-8333
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 8, 2002, 9,863,920 shares of the issuer's Common Stock, $.001 par value per share were outstanding.

        Transitional Small Business Disclosure Format Yes ☐    No ☒

*
No information provided due to inapplicability of item.

PART I. Item 1.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2001 and March 31, 2002

(Unaudited)

	December 31, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,609,562	$4,314,576
Short-term investments	4,098,692	3,276,693
Accrued interest receivable	33,327	46,107
Prepaid insurance	—	183,682

Total current assets	8,741,581	7,821,058
Patent costs, less accumulated amortization of $132,997 (2001) and $140,071 (2002)	329,035	340,960
Other assets	52,151	27,799

Total assets	$9,122,767	$8,189,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,986	$459,997
Series A redeemable preferred stock, $.001 par value; 3,210,487 shares authorized, issued and outstanding, $1.00 per share redemption value	3,210,487	3,210,487
Series B redeemable convertible preferred stock, $.001 par value; 400,000 shares authorized, 168,500 shares issued and outstanding, $5.00 per share redemption value	825,049	825,049
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized, 9,798,480 (2001) and 9,863,920 (2002) shares issued and outstanding	9,798	9,864
Additional paid-in capital	29,037,558	29,190,775
Unearned stock compensation	(62,780)	(105,490)
Deficit accumulated during the development stage	(24,040,331)	(25,400,865)

Total stockholders' equity	4,944,245	3,694,284

Total liabilities and stockholders' equity	$9,122,767	$8,189,817

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2001 and 2002
and for the Period From August 27, 1984 (Inception) Through March 31, 2002

(Unaudited)

	2001	2002	Inception through March 31, 2002
Operating costs and expenses:
Research and development	$309,025	$840,448	$12,485,963
General and administrative	390,854	581,392	13,069,923

Operating loss	(699,879)	(1,421,840)	(25,555,886)

Other income (expense):
Interest income	180,067	61,306	1,337,332
Interest expense	—	—	(242,811)

Total other income, net	180,067	61,306	1,094,521

Net loss	(519,812)	(1,360,534)	(24,461,365)
Dividends applicable to Series B preferred stockholders	(23,188)	(21,063)	(998,175)

Net loss applicable to common stockholders	$(543,000)	$(1,381,597)	$(25,459,540)

Basic and diluted net loss per common share	$(.06)	$(.14)	$(4.32)

Weighted average common shares outstanding	9,711,000	9,807,000	5,893,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2002

(Unaudited)

					Deficit accumulated during the development stage
	Common stock
			Additional paid-in capital	Unearned stock compensation		Total stockholders' equity
	Shares	Amount
Balance, January 1, 2002	9,798,480	$9,798	$29,037,558	$(62,780)	$(24,040,331)	$4,944,245
Unearned stock compensation pursuant to issuance of common stock options	—	—	141,267	(141,267)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	98,557	—	98,557
Shares issued from exercise of stock options	59,604	60	(60)	—	—	—
Shares issued for services	5,836	6	12,010	—	—	12,016
Net loss for the period	—	—	—	—	(1,360,534)	(1,360,534)

Balance, March 31, 2002	9,863,920	$9,864	$29,190,775	$(105,490)	$(25,400,865)	$3,694,284

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2001 and 2002
and for the Period from August 27, 1984 (Inception) Through March 31, 2002

(Unaudited)

	2001	2002	Inception through March 31, 2002
Cash flows from operating activities:
Net loss	$(519,812)	$(1,360,534)	$(24,461,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,334	8,653	203,918
Services received in exchange for stock, stock options and warrants	123,101	110,573	9,426,561
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease (increase) in accrued interest receivable	51,760	(12,780)	(46,107)
(Decrease) increase in accounts payable	(159,345)	317,011	667,694
Other	(78,316)	(160,910)	(153,160)

Net cash used in operating activities	(575,278)	(1,097,987)	(12,130,781)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	1,321,553	821,999	(3,276,693)
Patent costs	(5,691)	(18,999)	(481,031)
Purchase of property and equipment	—	—	(120,513)

Net cash provided by (used in) investing activities	1,315,862	803,000	(3,878,237)

Cash flows from financing activities:
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from issuance of common stock and warrants	305	—	18,281,066
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,678
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Payments for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	305	—	20,323,594

Net increase (decrease) in cash and cash equivalents	740,889	(294,987)	4,314,576
Cash and cash equivalents at beginning of period	6,018,187	4,609,562	—

Cash and cash equivalents at end of period	$6,759,076	$4,314,576	$4,314,576

(Continued on following page)
See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2001 and 2002
and for the Period from August 27, 1984 (Inception) Through March 31, 2002

(Unaudited)

(Continued from preceding page)

        Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
			Inception through March 31, 2002
	2001	2002
Cash paid for interest during the period	$—	$—	$242,811

        Supplemental disclosure of non-cash investing and financing activities:

    During the period from August 27, 1984 (inception) through March 31, 2002, we issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

    During the period August 27, 1984 (inception) through March 31, 2002, we converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

    During the period from August 27, 1984 (inception) through March 31, 2002, we issued 65,150 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

    During the three months ended March 31, 2002 and 2001 and the period from August 27, 1984 (inception) through March 31, 2002, the Company issued none, 5,000 and 77,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock totaling none, $23,713 and $370,907, respectively.

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 14, 2002.

1.    Organization and selected accounting policies

        Organization:

        The Company, a Colorado corporation, was organized as a California corporation in August 1984, to be a pharmaceutical research company developing Esterom®, a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for Esterom®, as well as fund raising.

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

        Cash equivalents and short-term investments:

        We consider cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At March 31, 2002, our short-term investments consisted entirely of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 104 days.

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

        Reclassifications:

        Certain prior period amounts have been reclassified to conform to the current period presentation.

        Recent accounting pronouncements:

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 had no effect on our financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition. The adoption of SFAS No. 142, effective January 1, 2002, had no effect on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). The adoption of SFAS No. 144, effective January 1, 2002, had no effect on our financial statements.

PART I. Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, some of which are discussed in Part II—Item 5 of this report. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

        We were first incorporated in California in 1984 as Entropin, Inc., or old Entropin, and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc., or Vanden, to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. We were merged into Vanden, and Vanden changed our name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation.

        From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and will not even be able to pursue generating revenue from sales of Esterom® unless it is approved by the FDA for marketing. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application, or NDA, process. As of March 31, 2002, our accumulated deficit was approximately $25.4 million.

Plan of Operation

        We received approximately $12.5 million in March 2000 from the sales of our common stock and warrants to purchase shares of our common stock in a secondary public offering. In May 2000, we received additional net proceeds of approximately $1.2 million from the managing underwriter of the secondary offering through the exercise of its over-allotment option. To date these funds have been used as follows: $1,237,663 for general and administrative expenses and working capital; $4,922,876 for clinical trials and associated research and development expenses; $237,938 for research associated with additional uses of Esterom®; and $928,347 for activities related to the preparation of our NDA. We have used a total of $7,326,824 of the secondary offering and over-allotment proceeds. The remaining funds, plus interest earned on these funds, total $7,591,269 and are invested in short-term certificates of deposit and money market funds. We plan to continue using these funds to complete the clinical trial program associated with the FDA approval process for the treatment of acute painful shoulder, as well as ancillary studies and the NDA process. We currently plan to seek FDA approval to market Esterom® for the treatment of impaired range of motion associated with lower back pain, and identify and develop other medical applications for Esterom® such as applications for arthritis and other joint disorders. We intend to continue to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing, sales and marketing.

Results of Operations

        Our research and development expense for the three months ended March 31, 2002 was $840,448, as compared to $309,025 for the three months ended March 31, 2001. Our general and administrative expense for the three months ended March 31, 2002 was $581,392, as compared to $390,854 for the three months ended March 31, 2001. These expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services as shown in the following table.

	Three months ended March 31,
	2001	2002
Research and development	$309,025	$840,448
Less non-cash compensation	(7,089)	-0-

	$301,936	$840,448

General and administrative	$390,854	$581,392
Less non-cash compensation	(116,012)	(110,573)

	$274,842	$470,819

        Research and development expense, excluding non-cash compensation charges, during the three months ended March 31, 2002 was $840,448, as compared to $301,936 for the same period in 2001. The increase in research and development expense incurred during the three months ended March 31, 2002 as compared to the same period in 2001 primarily reflects costs associated with our Phase II/III clinical trial, research activities, and preparation for an NDA with the FDA.

        General and administrative expense, excluding non-cash compensation charges, during the three months ended March 31, 2002 was $470,819, as compared to $274,842 for the same period in 2001. The increase in general and administrative expense is primarily attributable to the increased cost of professional services, including accounting, legal, insurance and investor relations.

        Non-cash compensation charged to research and development expense during the three months ended March 31, 2002 was zero, compared to $7,089 for the same period in 2001. Non-cash compensation charged to general and administrative expense was $110,573 during the three months ended March 31, 2002, as compared to $116,012 for the same period in 2001. The non-cash compensation charged to general and administrative expense primarily reflects stock options granted to management and directors in exchange for services.

        Interest income was $61,306 for the three months ended March 31, 2002, as compared to $180,067 for the same period in 2001. This decrease results from a combination of lower interest rates and lower cash, cash equivalent and short-term investment balances during the three months ended March 31, 2002 as compared to the same period in 2001.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through March 31, 2002, we have received net cash proceeds from financing activities aggregating approximately $20.3 million from these transactions. As of March 31, 2002, our working capital was approximately $7.4 million.

        Our liquidity and capital needs relate primarily to working capital, research and development of Esterom®, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe our available cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the next 12 months. Expectations about our long-term liquidity may prove inaccurate if approval for Esterom® is delayed or not obtained. We will not even be able to pursue generating revenue from sales of Esterom® unless it is approved by the FDA for marketing.

        Net cash used in operating activities was $1,097,987 during the three months ended March 31, 2002, compared with $575,278 for the same period in 2001. The cash used in operations was primarily related to general operating expenses, clinical trial expenses and continuing research and development activities.

        As of March 31, 2002, our principal source of liquidity was approximately $7.6 million in cash, cash equivalents and short-term investments.

        Our operating expenses can be expected to increase as we proceed with the required clinical trials, the NDA and other related stages of the FDA approval process. Our future liquidity and capital funding requirements will depend on numerous factors, including the timing of regulatory actions for Esterom®, the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom® gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise capital on favorable terms could have a material adverse effect on our business, financial condition or results of operations.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 had no effect on our financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition. The adoption of SFAS No. 142, effective January 1, 2002, had no effect on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). The adoption of SFAS No. 144, effective January 1, 2002, had no effect on our financial statements.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

        There is no material litigation currently pending against us.

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        During the quarterly period ended March 31, 2002, we have issued the following unregistered securities:

        In January 2002, Western Center for Clinical Studies, one of our former consultants, exercised options for an aggregate of 34,821 shares of our common stock at $1.50 per share.

        In March 2002, Western Center for Clinical Studies, one of our former consultants, exercised options for an aggregate of 24,783 shares of our common stock at $2.50 per share.

        None of the foregoing transactions involved any underwriters, any underwriting discounts or commissions, or any public offering, and we believe that these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

Use of Proceeds

        Pursuant to a registration statement on Form SB-2 (File No. 333-11308) which became effective on March 14, 2000, we sold for an aggregate market price of $14,500,000 on March 20, 2000, 2,000,000 shares of common stock at $7.00 per share, and 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.25 per warrant. All offering expenses, including underwriting discounts and commissions, finders' fees, and other underwriting expenses, totaling approximately $2,000,000, were paid to the underwriters. After deduction of offering expenses, we obtained net proceeds of approximately $12.5 million. On May 1, 2000, the managing underwriter exercised its overallotment option, for an aggregate price of $1,335,000, to purchase an additional 180,000 shares of common stock at $7.00 per share, and an additional 300,000 warrants to purchase 300,000 shares of common stock at $0.25 per warrant. After deduction of overallotment expenses of approximately $135,000, we obtained net proceeds of approximately $1.2 million.

        To date the net proceeds we received from our secondary offering and over-allotment have been used as follows: $1,237,663 for general and administrative expenses and working capital; $4,922,876 for clinical trials and associated research and development expenses; $237,938 for research associated with additional uses of Esterom®; and $928,347 for activities related to the preparation of our NDA. We have used a total of $7,326,824 of the proceeds. The remaining proceeds, plus interest earned on these funds, total $7,591,269 and are invested in short-term certificates of deposit and money market funds. As part of general and administrative expenses, our directors have received $186,390 for their services; our officers have received $421,351 in for their services; and Thomas Anderson, who owns more than 10% of our common stock, indirectly received $19,200 in the form of rent for our office space which was paid to the Law Offices of Thomas Anderson.

Item 4. Submission of Matters to a Vote of Security Holders.

        There have been no matters submitted to a vote of security holders during the period January 1, 2002 to March 31, 2002 through the solicitation of proxies or otherwise.

Item 5. Other Information

Risks and Uncertainties

        The following is a summary description of many of the risk factors we face in our business. You should carefully review these risk factors in evaluating our business. You should also consider the other information described in this report.

        The Development of New Pharmaceutical Products is Highly Uncertain and Subject to a Number of Risks.    Our current product, Esterom®, is in late stage clinical trials. We have not yet requested or received regulatory approval from the FDA for marketing Esterom®. Any other products that may result from our research and development programs are not expected to be commercially available for the foreseeable future, if at all.

        There can be no assurance that development of Esterom® will be completed successfully, that we will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Esterom® to be efficacious or that Esterom® will receive regulatory approval. Moreover, even if Esterom® does receive regulatory approval, there can be no assurance that Esterom® will be commercially successful, or have all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of Esterom® to receive timely regulatory approval and achieve commercial success would have a material adverse effect on us.

        We are Dependent upon Contractual Arrangements with Third Parties.    We depend on contractual arrangements with third parties for the provision of services and expertise in selected areas. Under these contractual arrangements, third parties are responsible for:

  •
  conducting clinical trials and obtaining regulatory approvals,

  •
  process and analytical methods development,

  •
  clinical supply and commercial manufacturing,

  •
  product packaging,

  •
  research, and

  •
  enhanced drug formulation(s).

        If these third parties fail to perform their contractual obligations, it could have a material adverse effect on our business and results of operations.

        We have No Manufacturing Capabilities.    We have, and currently plan to continue to utilize, third party manufacturing for the production of material for use in our clinical trials and for the potential commercialization of our existing and future products. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we are solely dependent on contract manufacturers for all production of products for development and commercialization purposes. In the event that we are unable to obtain or retain third-party manufacturing, we will not be able to commercialize our products as planned.

        We Depend on Key Personnel.    We are highly dependent on the key members of our management. The loss of any of these people could impede the achievement of our objectives. In addition, we rely on members of our Scientific and Advisory Board and a significant number of consultants to assist in formulating our research and development strategy.

        We will Require Additional Funding.    We believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

  •
  progress with clinical trials,

  •
  the time and costs involved in obtaining regulatory approvals,

  •
  the magnitude of our research and development programs, and

  •
  the cost of manufacturing and of commercialization activities and arrangements.

        We intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or a merger/acquisition. We may also seek additional funding through public or private sales of our equity securities. Any additional equity financings would be dilutive to our stockholders.

        The Price of Our Common Stock is Volatile.    The market prices and trading volumes for our securities, and the securities of development stage companies in general, have historically been highly volatile and have experienced significant price and volume fluctuations that are unrelated to operating performance. The following factors may have an adverse effect on the price of our securities:

  •
  announcements of the results of research or development by us or by our competitors,

  •
  clinical trial results,

  •
  our failure to receive regulatory approval,

  •
  government regulation of our industry,

  •
  developments concerning patents or other proprietary rights,

  •
  sales of substantial amounts of our common stock by existing stockholders,

  •
  comments by securities analysts, and

  •
  general conditions in our market, the stock market, or in the economy.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  3.1
  Second Articles of Amendment to the Articles of Incorporation of Entropin, Inc.

  3.2
  Articles of Amendment to the Articles of Incorporation of Entropin, Inc.

  3.3
  Amended and Restated Articles of Incorporation of Vanden Capital Group, Inc., including a change of name to Entropin, Inc.

  3.4
  Amendment No. 1 to the Amended and Restated Bylaws of Entropin, Inc.

  3.5
  Amended and Restated Bylaws of Entropin, Inc.

  (b)
  Reports on Form 8-K

        During the current quarter and prior to filing this Report, we filed the following Current Reports on Form 8-K:

  (1)
  Current Report on Form 8-K filed on January 10, 2002, announcing our new website;

  (2)
  Current Report on Form 8-K filed on January 15, 2002, regarding our January 14, 2002 conference call;

  (3)
  Current Report on Form 8-K filed on January 17, 2002, providing a business update;

  (4)
  Current Report on Form 8-K filed on January 28, 2002, regarding the appointment of Dennis K. Metzler to our Board of Directors;

  (5)
  Current Report on Form 8-K filed on March 1, 2002, announcing our year-end financial results and providing a clinical progress update;

  (6)
  Current Report on Form 8-K filed on March 4, 2002, providing a summary and update of our January 16, 2002 conference call;

  (7)
  Current Report on Form 8-K filed on April 1, 2002, providing an update on our Phase II/III clinical trial enrollment progress.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIN, INC.
Date: May 10, 2002	By:	/s/ THOMAS G. TACHOVSKY, PH.D. Thomas G. Tachovsky, Ph.D. President and Chief Executive Officer
Date: May 10, 2002	By:	/s/ PATRICIA G. KRISS Patricia G. Kriss Chief Financial Officer

QuickLinks

INDEX
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS December 31, 2001 and March 31, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2001 and 2002 and for the Period From August 27, 1984 (Inception) Through March 31, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2001 and 2002 and for the Period from August 27, 1984 (Inception) Through March 31, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2001 and 2002 and for the Period from August 27, 1984 (Inception) Through March 31, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER INFORMATION
SIGNATURES