Form 10QSB
period 2002-06-30
ENTROPIN INC
filed 2002-08-14
CIK 837600

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

Commission file number 33-23693

ENTROPIN, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	68-0150827
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

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

Yes ☒        No ☐

        As of August 2, 2002, 9,863,920 shares of the issuer's Common Stock, $.0001 par value per share were outstanding.

        Transitional Small Business Disclosure Format        Yes ☐        No ☒

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets—December 31, 2001 and June 30, 2002 (unaudited)	2
	Statements of Operations—For the Three Months and Six Months Ended June 30, 2001 and 2002 and for the Period from August 27, 1984 (Inception) through June 30, 2002 (unaudited)	3
	Statement of Changes in Stockholders' Equity—For the Six Months Ended June 30, 2002 (unaudited)	5
	Statements of Cash Flows—For the Six Months Ended June 30, 2001 and 2002 and for the Period from August 27, 1984 (Inception) through June 30, 2002 (unaudited)	6
	Notes to Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures	20

*
No information provided due to inapplicability of item.

PART I.    Item 1.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2001 and June 30, 2002

	December 31, 2001	June 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,609,562	$3,949,357
Short-term investments	4,098,692	1,996,340
Accrued interest receivable	33,327	23,904
Prepaid insurance	—	121,250

Total current assets	8,741,581	6,090,851
Patent costs, less accumulated amortization of $132,997 (2001) and $147,398 (2002)	329,035	350,889
Other assets	52,151	15,694

Total assets	$9,122,767	$6,457,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142,986	$274,530
Series A redeemable preferred stock, $.001 and $.0001 par value at December 31, 2001 and June 30, 2002, respectively; 3,210,487 shares authorized, issued and outstanding, $1.00 per share redemption value	3,210,487	3,210,487
Series B redeemable convertible preferred stock, $.001 and $.0001 par value at December 31, 2001 and June 30, 2002, respectively; 400,000 shares authorized, 168,500 shares issued and outstanding, $5.00 per share redemption value	825,049	825,049
Stockholders' equity:
Common stock, $.001 and $.0001 par value at December 31, 2001 and June 30, 2002, respectively; 50,000,000 shares authorized, 9,798,480 and 9,863,920 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	9,798	986
Additional paid-in capital	29,037,558	29,556,012
Unearned stock compensation	(62,780)	(266,114)
Deficit accumulated during the development stage	(24,040,331)	(27,143,516)

Total stockholders' equity	4,944,245	2,147,368

Total liabilities and stockholders' equity	$9,122,767	$6,457,434

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2001 and 2002
(Unaudited)

	2001	2002
Operating costs and expenses:
Research and development	$813,152	$1,053,647
General and administrative	565,231	735,884

Operating loss	(1,378,383)	(1,789,531)
Interest income	138,535	46,880

Net loss	(1,239,848)	(1,742,651)
Dividends applicable to Series B preferred stockholders	(22,563)	(21,063)

Net loss applicable to common stockholders	$(1,262,411)	$(1,763,714)

Basic and diluted net loss per common share	$(.13)	$(.18)

Weighted average common shares outstanding	9,707,000	9,864,000

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001 and 2002
and for the Period From August 27, 1984 (Inception) Through June 30, 2002
(Unaudited)

	2001	2002	Inception through June 30, 2002
Operating costs and expenses:
Research and development	$1,122,175	$1,894,096	$13,539,611
General and administrative	956,087	1,317,275	13,805,806

Operating loss	(2,078,262)	(3,211,371)	(27,345,417)

Other income (expense):
Interest income	318,602	108,186	1,384,212
Interest expense	—	—	(242,811)

Total other income, net	318,602	108,186	1,141,401

Net loss	(1,759,660)	(3,103,185)	(26,204,016)
Dividends applicable to Series B preferred stockholders	(45,750)	(42,125)	(1,019,237)

Net loss applicable to common stockholders	$(1,805,410)	$(3,145,310)	$(27,223,253)

Basic and diluted net loss per common share	$(.19)	$(.32)	$(4.58)

Weighted average common shares outstanding	9,696,000	9,850,000	5,949,000

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2002
(Unaudited)

					Deficit accumulated during the development stage
	Common stock
			Additional paid-in capital	Unearned stock compensation		Total stockholders' equity
	Shares	Amount
Balance, January 1, 2002	9,798,480	$9,798	$29,037,558	$(62,780)	$(24,040,331)	$4,944,245
Adjustment for change in par value of common stock in connection with reincorporation in Delaware	—	(8,878)	8,878	—	—	—
Unearned stock compensation pursuant to issuance of common stock options	—	—	497,636	(497,636)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	294,292	—	294,292
Shares issued from exercise of stock options	59,604	60	(60)	—	—	—
Shares issued for services	5,836	6	12,010	—	—	12,016
Net loss for the period	—	—	—	—	(3,103,185)	(3,103,185)

Balance, June 30, 2002	9,863,920	$986	$29,556,012	$(266,114)	$(27,143,516)	$2,147,368

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2002
and for the Period from August 27, 1984 (Inception) Through June 30, 2002
(Unaudited)

	2001	2002	Inception through June 30, 2002
Cash flows from operating activities:
Net loss	$(1,759,660)	$(3,103,185)	$(26,204,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,698	17,687	212,952
Services received in exchange for stock, stock options and warrants	307,193	306,308	9,622,296
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease (increase) in accrued interest receivable	110,139	9,423	(23,904)
(Decrease) increase in accounts payable	(414,530)	131,544	482,227
Other	151,280	(83,421)	(75,671)

Net cash used in operating activities	(1,590,880)	(2,721,644)	(13,754,438)

Cash flows from investing activities:
(Purchase) maturities of short-term investments, net	(159,934)	2,102,352	(1,996,340)
Patent costs	(7,792)	(36,255)	(498,287)
Purchase of property and equipment	—	(4,568)	(125,172)

Net cash (used in) provided by investing activities	(167,726)	2,061,439	(2,619,799)

Cash flows from financing activities:
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from issuance of common stock and warrants	306	—	18,281,066
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,678
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Payments for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	306	—	20,323,594

Net (decrease) increase in cash and cash equivalents	(1,758,300)	(660,205)	3,949,357
Cash and cash equivalents at beginning of period	6,018,187	4,609,562	—

Cash and cash equivalents at end of period	$4,259,887	$3,949,357	$3,949,357

(Continued on following page)
See accompanying notes to financial statements.

(Continued from preceding page)

        Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
			Inception through June 30, 2002
	2001	2002
Cash paid for interest during the period	$—	$—	$242,811

        Supplemental disclosure of non-cash investing and financing activities:

    During the period from August 27, 1984 (inception) through June 30, 2002, we issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

    During the period from August 27, 1984 (inception) through June 30, 2002, we converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

    During the period from August 27, 1984 (inception) through June 30, 2002, we issued 65,150 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

    During the six months ended June 30, 2002 and 2001 and the period from August 27, 1984 (inception) through June 30, 2002, the Company issued none, 5,000 and 77,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock totaling none, $23,713 and $370,907, respectively.

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

        The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 14, 2002.

1.    Organization and selected accounting policies

        Organization:

          The Company, a Delaware corporation, was organized as a California corporation in August 1984, to be a pharmaceutical research company focusing on the development of Esterom®, a topically applied compound for the treatment of impaired range of motion associated with acute lower back sprain and acute painful shoulder. The Company is considered to be a development stage enterprise as defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for Esterom®, as well as fund raising.

          Management currently anticipates the need to raise an additional $10 to $15 million to complete the required clinical studies and prepare the New Drug Application for Esterom® for filing with the FDA in 2005. Our failure to achieve favorable results in our current Phase II/III clinical trial or to raise additional funds on favorable terms could have a material adverse effect on our business, financial condition or results of operations.

        Stockholders' Equity:

          On July 15, 2003, we must redeem all outstanding shares of our Series B Preferred Stock at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of June 30, 2002, 168,500 shares of Series B Preferred Stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $825,000.

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

        Cash equivalents and short-term investments:

          We consider cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At June 30, 2002, our short-term investments consisted entirely of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 54 days.

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

        We were first incorporated in California in 1984 as Entropin, Inc., or old Entropin, and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc., or Vanden, to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. We were merged into Vanden, and Vanden changed our name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation. In June 2002, we changed our state of incorporation from Colorado to Delaware. The reincorporation was approved by the holders of a majority of our outstanding shares. The reincorporation was accomplished by merging with and into Entropin, Inc., a Delaware corporation and our formerly wholly-owned subsidiary. Each share of common stock of the Colorado corporation was converted into one share of common stock of the Delaware corporation. Each share of Series A preferred stock of the Colorado corporation was converted into one share of Series A preferred stock of the Delaware corporation. Each share of Series B preferred stock of the Colorado corporation was converted into one share of Series B preferred stock if the Delaware corporation.

        From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and will not be able to pursue generating revenue from sales of Esterom® unless it is approved by the FDA for marketing. We expect to continue to incur losses for the foreseeable future through the completion of our Phase III clinical trials and the New Drug Application, or NDA, process. As of June 30, 2002, our accumulated deficit was approximately $27.1 million.

Plan of Operation

        We received approximately $12.5 million in March 2000 from the sales of our common stock and warrants to purchase shares of our common stock in a secondary public offering. In May 2000, we received additional net proceeds of approximately $1.2 million from the managing underwriter of the secondary offering through the exercise of its over-allotment option. To date these funds have been used as follows: approximately $1.7 million for general and administrative expenses and working capital; approximately $5.7 million for clinical trials and associated research and development expenses; approximately $323,000 for research associated with additional uses of Esterom®; and approximately $1.1 million for activities related to the preparation of our NDA. We have used a total of approximately $8.8 million of the secondary offering and over allotment proceeds. The remaining proceeds, plus approximately $1.3 million in interest earned on these funds, total approximately $5.9 million and are invested in short-term certificates of deposit and money market funds. We plan to continue using these funds to complete the clinical trial program associated with the FDA approval process for the treatment of acute painful shoulder, as well as ancillary studies and the NDA process. We currently plan to seek FDA approval to market Esterom® for the treatment of soft tissue afflictions resulting in impaired function of the shoulder, and identify and develop other medical applications for Esterom® such as applications for lower back pain, arthritis and other joint disorders. We intend to continue to minimize our fixed costs by outsourcing clinical studies, regulatory activities, manufacturing, sales and marketing.

Results of Operations

        Our research and development expense for the six months ended June 30, 2002 was $1,894,096 as compared to $1,122,175 for the six months ended June 30, 2001. Our general and administrative expense for the six months ended June 30, 2002 was $1,317,275 as compared to $956,087 for the six months ended June 30, 2001. These expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services as shown in the following table.

	Six months ended June 30,
	2001	2002
Research and development	$1,122,175	$1,894,096
Less non-cash compensation	12,237	2,905

	$1,109,938	$1,891,191

General and administrative	$956,087	$1,317,275
Less non-cash compensation	294,956	303,403

	$661,131	$1,013,872

        Research and development expense, excluding non-cash compensation charges, during the six months ended June 30, 2002 was $1,891,191, as compared to $1,109,938 for the same period in 2001. The increase in research and development expense incurred during the six months ended June 30, 2002 as compared to the same period in 2001 primarily reflects costs associated with our Phase II/III clinical trial, research activities, and preparation for an NDA with the FDA.

        General and administrative expense, excluding non-cash compensation charges, during the six months ended June 30, 2002 was $1,013,872 compared to $661,131 for the same period in 2001. The increase in general and administrative expense is primarily attributable to the increased cost of professional services, including accounting, legal, insurance and investor relations.

        Non-cash compensation charged to research and development expense during the six months ended June 30, 2002 was $2,905, compared to $12,237 for the same period in 2001. Non-cash compensation charged to general and administrative expense was $303,403 during the six months ended June 30, 2002, as compared to $294,956 for the same period in 2001. The non-cash compensation charged to general and administrative expense primarily reflects stock options granted to management and directors in exchange for services.

        Interest income was $108,186 for the six months ended June 30, 2002, as compared to $318,602 for the same period in 2001. This decrease results from a combination of lower interest rates and lower cash, cash equivalent and short-term investment balances during the six months ended June 30, 2002 as compared to the same period in 2001.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through June 30, 2002, we have received net cash proceeds from financing activities aggregating approximately $20.3 million from these transactions. As of June 30, 2002, our working capital was approximately $5.8 million.

        Our liquidity and capital needs relate primarily to working capital, research and development of Esterom®, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe our available cash, cash equivalents and short-term investments will be sufficient to fund our basic operations through at least the next 12 months.

        We currently anticipate the need to raise an additional $10 to $15 million to complete the required clinical studies and preparation of the New Drug Application for Esterom® with the FDA with respect to impaired function of the shoulder. We have begun preliminary discussions with a number of investors and financial institutions that we believe may be instrumental in our fund raising efforts, although the market for financing for companies of our size and stage of development remains difficult. Negative or inconclusive results generated by our ongoing Phase II/III clinical study, the results of which are expected to be announced in September, will have a material adverse effect on our ability to raise funds. Expectations about our long-term liquidity may prove inaccurate if approval for Esterom® is delayed or not obtained. We will not be able to pursue generating revenue from sales of Esterom® unless it is approved by the FDA for marketing.

        Net cash used in operating activities was $2,721,644 during the six months ended June 30, 2002, compared with $1,590,880 for the same period in 2001. The cash used in operations was primarily related to general operating expenses, clinical trial expenses and continuing research and development activities.

        As of June 30, 2002, our principal source of liquidity was approximately $6.0 million in cash, cash equivalents and short-term investments.

        On July 15, 2003, we must redeem all outstanding shares of our Series B Preferred Stock at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of June 30, 2002, 168,500 shares of Series B Preferred Stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $825,000.

        Our operating expenses can be expected to increase as we proceed with the required clinical trials, the NDA and other related stages of the FDA approval process. Our future liquidity and capital funding requirements will depend on numerous factors, including the results of our current Phase II/III clinical study, the timing of regulatory actions for Esterom®, the cost and timing of sales, marketing and manufacturing activities, the extent to which Esterom® gains market acceptance, and the impact of competitors' products. There can be no assurance that such additional funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise funds on favorable terms could have a material adverse effect on our business, financial condition or results of operations.

Critical Accounting Policies

        We routinely grant stock options to compensate officers, directors and employees for their services. This practice allows us to conserve our cash resources for the development of Esterom®. We have adopted the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under these provisions, stock based compensation is measured based on the fair value of the options granted using the Black-Scholes option pricing model.

        Deferred charges for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 based on the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        During the quarterly period ended June 30, 2002, we did not issue any unregistered securities.

Use of Proceeds

        Pursuant to a registration statement on Form SB-2 (File No. 333-11308) which became effective on March 14, 2000, we sold for an aggregate market price of $14,500,000 on March 20, 2000, 2,000,000 shares of common stock at $7.00 per share, and 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.25 per warrant. All offering expenses, including underwriting discounts and commissions, finders' fees, and other underwriting expenses, totaled approximately $2,000,000. After deduction of offering expenses, we obtained net proceeds of approximately $12.5 million. On May 1, 2000, the managing underwriter exercised its overallotment option, for an aggregate price of $1,335,000, to purchase an additional 180,000 shares of common stock at $7.00 per share, and an additional 300,000 warrants to purchase 300,000 shares of common stock at $0.25 per warrant. After deduction of overallotment expenses of approximately $135,000, we obtained net proceeds of approximately $1.2 million.

        To date the net proceeds we received from our secondary offering and over-allotment have been used as follows: approximately $1.7 million for general and administrative expenses and working capital; approximately $5.7 million for clinical trials and associated research and development expenses; approximately $323,000 for research associated with reformulation and understanding Esterom®'s mechanism of action; and approximately $1.1 million for activities related to the preparation of our NDA. We have used a total of approximately $8.8 million of the secondary offering and over allotment proceeds. The remaining proceeds, plus interest earned on these funds, total approximately $5.9 million and are invested in short-term certificates of deposit and money market funds. As part of general and administrative expenses, our directors have received approximately $206,000 for their services; our officers have received approximately $473,000 for their services; and Thomas Anderson, who owns more than 10% of our common stock, indirectly received $21,600 in the form of rent for our office space which was paid to the Law Offices of Thomas Anderson.

Item 4. Submission of Matters to a Vote of Security Holders.

        An annual meeting of the stockholders of the Company was held in Indian Wells, California on June 14, 2002. The stockholders approved each of the following actions as set forth below together with the results of voting.

        Three directors were elected to three-year terms. Wilson S. Benjamin, Joseph R. Ianelli and Bruce R. Manning will serve until the date of the 2005 annual meeting of stockholders. 5,354,060 shares were voted for the proposal, 9,235 against, and 171,303 abstained. Higgins D. Bailey, Dennis K. Metzler, and Thomas G. Tachovsky will continue to serve as directors until the date of the 2003 annual meeting of stockholders. Paul V. Maier and Randall L. Carpenter will continue to serve as directors until the date of the 2004 annual meeting of stockholders.

        The stockholders ratified the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 2002. 5,411,393 shares were voted for the proposal, 103,350 against, and 19,855 abstained.

        In addition, the stockholders approved the agreement and plan of merger, dated as of May 2, 2002, between the Company and Entropin, Inc., a Delaware corporation, which effected the Company's reincorporation in Delaware. 5,393,318 shares were voted for the proposal, 116,350 against, and 24,950 abstained.

Item 5. Other Information

Risks and Uncertainties

        The following is a summary description of some of the many risk factors we face in our business. You should carefully review these risk factors in evaluating our business. You should also consider the other information described in this report.

We have a history of losses and we may never achieve or maintain profitability.

        To date we have experienced significant operating losses in funding the research, development and testing of our only current product, Esterom®, and expect to continue to incur substantial operating losses through the completion of our Phase III clinical trials and the New Drug Application process. To June 30, 2002, we had incurred cumulative net operating losses of $27.1 million. We will not even be able to pursue generating revenue from sales of Esterom® unless it is approved by the FDA for marketing. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

If we fail to obtain regulatory approval to commercially manufacture or sell Esterom®, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell Esterom® and generate revenue.

        Our only current product, Esterom®, is in late stage clinical trials for soft tissue afflictions resulting in impaired shoulder function. We have not yet requested or received regulatory approval from the FDA for marketing Esterom®. Any other products that may result from our research and development programs are not expected to be commercially available for the foreseeable future, if at all.

        The development of new pharmaceutical products is highly uncertain and subject to a number of risks. The FDA approval process generally takes years and consumes substantial capital resources with no assurance of ultimate success. We cannot apply for FDA approval to market Esterom® until the product successfully completes the required Phase III clinical trials. Several factors may prevent our successful completion of the Phase III clinical trials, including insufficient capital resources, inability to obtain the required number of patients to complete the trials or insufficient proof that Esterom® is safe and effective.

        There can be no assurance that development of Esterom® will be completed successfully, that we will not encounter problems in clinical trials that will cause the delay or suspension of such trials, that current or future testing will show Esterom® to be efficacious or that Esterom® will receive regulatory approval. Moreover, even if Esterom® does receive regulatory approval, there can be no assurance that Esterom® will be commercially successful, or have all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of Esterom® to receive timely regulatory approval and achieve commercial success will have a material adverse effect on our business and results of operations.

Negative or inconclusive results generated by our ongoing clinical trials will have a material adverse effect on our prospects.

        We have completed patient enrollment in our Phase II/III clinical study of Esterom® for treatment of soft tissue afflictions resulting in impaired function of the shoulder and anticipate announcing results in the near future. No assurances can be given as to the results of this study, and we have sponsored similar studies which have failed in the past. Negative or inconclusive results generated by this clinical study or future clinical studies will have an immediate material adverse effect on our ability to raise additional funds through the issuance of securities or consummation of corporate partnering relationships.

We will need additional funds to support our operations. If we are unable to obtain them, we will be unable to complete our product development and may have to reduce or cease operations.

        We believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. Nonetheless, we will need additional funds to support our current operations as contemplated and future operations following such period. Our future capital requirements will depend on many factors, including:

  •
  progress with clinical trials, including the upcoming results from our current Phase II/III clinical study regarding soft tissue injuries resulting in the impairment of shoulder function,

  •
  the time and costs involved in obtaining regulatory approvals,

  •
  the magnitude of our research and development programs, and

  •
  the cost of manufacturing and of commercialization activities and arrangements.

        We intend to seek additional funding to support our future operations through public or private sales of our equity securities. Any additional equity financings would be dilutive to our stockholders. We may also seek additional funding through potential corporate partnerships, licensing arrangements and/or a merger/acquisition. Any such collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies or products. If we are unable to obtain additional funds to support our future operations, we will be unable to complete our product development and may have to reduce or cease operations.

We rely on third parties to test, research, develop and manufacture our products and those third parties may not perform successfully, which could harm our business, financial condition and results of operations.

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

We are dependent on contract manufacturers for the production of our products and our failure to obtain or retain these contract manufacturers would have a material adverse affect on our business and results of operations.

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

Esterom®'s classification as a controlled substance may limit sales and increase costs which would harm our business and results of operations.

        As a controlled substance Esterom® will be subject to expensive and burdensome administrative requirements which will increase our costs. Moreover, these administrative requirements may discourage Esterom®'s use and acceptance by the medical community, which would harm our business and results of operations.

If we are unable to defend our patents and proprietary rights, or if others develop substantially equivalent products, our business would be impacted.

        Our patent, trademarks and other intellectual property rights are important to our success. Others may challenge, seek to invalidate, infringe or circumvent any patents we own, and rights we receive under those patents may not provide competitive advantages to us. In addition, the manufacture, use or sale of our products may infringe on the patent rights of others. Patent litigation can be extremely expensive and time consuming. If we are unable to defend our existing patents or if others develop similar products beyond the protection of our existing patents, our business could be impaired.

        We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. Litigation, even if wholly without merit, could result in substantial costs and diversion of resources, regardless of the outcome. In addition, a court may find our patents invalid or may find that we have infringed on a competitor's rights. If any claims or actions are asserted against us, we may be required to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

We may be exposed to product liability claims which could adversely affect our business and financial condition.

        The clinical testing and sales of Esterom® entail risk of product liability claims. Medical testing has historically been litigious and we face financial exposure to product liability claims in the event that use of Esterom® results in personal injury. We also face the possibility that defects in the manufacture of Esterom® might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We anticipate purchasing product liability insurance in reasonable and customary amounts prior to our sale of Esterom®. Such insurance can be expensive, difficult to obtain and may not be available in the future at reasonable cost or in sufficient amounts to protect us against losses due to liability. An inability to maintain insurance or to otherwise protect against potential product liability could prevent or inhibit our commercialization of Esterom®. Moreover, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on our business, financial condition and results of operations.

We may face intense competition and may not be able to compete effectively.

        The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause Esterom® and any other products we develop to become obsolete before we can recoup all or any portion of our development expenses. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by us. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approval of products. Accordingly, our competitors may succeed in obtaining regulatory approval for their products more rapidly than we are able to obtain approval for Esterom®. If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no prior experience.

We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services.

        Our future operating results depend in significant part on the continued contributions of our management personnel, who would be difficult to replace. In addition, we rely on the current members of our Scientific and Advisory Board and a significant number of consultants to assist in formulating our research and development strategy. The loss of any these people could impede the achievement of our objectives and our business would likely be harmed.

Our stock price has been volatile and may continue to experience significant price fluctuations.

        The market prices and trading volumes for our securities, and the securities of development stage companies in general, have historically been highly volatile and have experienced significant price and volume fluctuations that are unrelated to operating performance. The following factors may have an adverse effect on the price of our securities:

  •
  announcements of the results of research or development by us or by our competitors,

  •
  clinical trial results,

  •
  our failure to receive regulatory approval,

  •
  government regulation of our industry,

  •
  developments concerning patents or other proprietary rights,

  •
  sales of substantial amounts of our common stock by existing stockholders,

  •
  comments by securities analysts, and

  •
  general conditions in our market, the stock market, or in the economy; and

  •
  comments by securities analysts and market conditions in general.

        The market price of our common stock may continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Future sales of our securities in the public or private market could lower our stock price and impair our ability in new stock offerings to raise funds to continue operations.

        Future sales of our common stock, including shares issued upon the exercise of outstanding options and warrants or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our common stock. These sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits
2.1		Agreement and Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware corporation and Entropin, Inc., a Colorado corporation.
3.1	(1)	Certificate of Incorporation of Entropin, Inc., a Delaware corporation.
3.2	(1)	Bylaws of Entropin, Inc., a Delaware corporation.
99.1		Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

  (1)
  Incorporated by reference to the same numbered exhibit filed with our current report on Form 8-K filed June 26, 2002.

  (b)
  Reports on Form 8-K

        During the current quarter and prior to filing this Report, we filed the following Current Reports on Form 8-K:

  (1)
  Current Report on Form 8-K filed on April 1, 2002, updating the Registrant's clinical trial enrollment progress;

  (2)
  Current Report on Form 8-K filed on May 15, 2002, announcing the Registrant's first quarter 2002 financial results and providing a clinical progress update;

  (3)
  Current Report on Form 8-K filed on June 25, 2002, reporting additional mechanism of action discoveries and providing a clinical trial update;

  (4)
  Current Report on Form 8-K filed on June 26, 2002, reporting the Registrant's reincorporation in Delaware and announcing the result of the Registrant's annual stockholders' meeting; and

  (5)
  Current Report on Form 8-K filed on June 28, 2002, providing an investors' summary issued by the Registrant and distributed from time to time to brokers and other interested parties.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIN, INC.

Date: August 14, 2002	By:	/s/ Thomas G. Tachovsky, Ph.D. Thomas G. Tachovsky, Ph.D. President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ Patricia G. Kriss Patricia G. Kriss Chief Financial Officer

QuickLinks

INDEX
  PART I. Item 1.
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS December 31, 2001 and June 30, 2002
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2001 and 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS For the Six Months Ended June 30, 2001 and 2002 and for the Period From August 27, 1984 (Inception) Through June 30, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2001 and 2002 and for the Period from August 27, 1984 (Inception) Through June 30, 2002 (Unaudited)
ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS (Unaudited)
  PART I. Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II.
OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES