Form 10QSB
period 2002-09-30
ENTROPIN INC
filed 2002-11-14
CIK 837600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002
                                               ------------------

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                    Commission file number   33-23693
                                           ------------

                                 ENTROPIN, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                               68-0150827
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (IRS employer Identification No.)
   incorporation or organization)


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

                      (1) Yes  X  No    ; (2) Yes  X  No
                              ---    ---          ---    ---

As of November 12, 2002, 9,887,587 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format        Yes     No  X
                                                         ---    ---

                                      INDEX
                                      -----




PART I.                       FINANCIAL INFORMATION
-------                       ---------------------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2001 and September 30, 2002
          (unaudited)                                                         2

          Statements of Operations - For the Three Months and Nine
          Months Ended September 30,  2001 and 2002 and for the
          Period from August 27, 1984 (Inception) through September
          30, 2002 (unaudited)                                                3

          Statement of Changes in Stockholders' Equity  - For the
          Nine Months Ended September 30, 2002 (unaudited)                    5

          Statements of Cash Flows - For the Nine Months Ended
          September 30, 2001 and 2002 and for the Period from August
          27, 1984 (Inception) through September 30, 2002 (unaudited)         6

          Notes to Financial Statements (unaudited)                           8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3.   Controls and Procedures                                            21

PART II.                        OTHER INFORMATION
--------                        -----------------

Item 1.   Legal Proceedings                                                  22

Item 2.   Changes in Securities and Use of Proceeds                          22

Item 3.   Defaults upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                   23

          Signatures                                                         24

          Certifications                                                     25

PART I.  ITEM 1.                   ENTROPIN, INC.
-------                   (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2002

                                                                   December 31,   September 30,
                                                                      2001            2002
                                                                  -------------   -------------
ASSETS                                                                             (Unaudited)
------
Current assets:
   Cash and cash equivalents                                      $  4,609,562    $  3,203,767
   Short-term investments                                            4,098,692       1,469,808
   Accrued interest receivable                                          33,327          17,987
   Prepaid insurance                                                        --          60,625
                                                                  -------------   -------------
     Total current assets                                            8,741,581       4,752,187

Patent costs, less accumulated amortization of
   $132,997 (2001) and $155,428 (2002)                                 329,035         394,988
Other assets                                                            52,151          15,337
                                                                  -------------   -------------

     Total assets                                                 $  9,122,767    $  5,162,512
                                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                               $    142,986    $    131,850

Series A redeemable preferred stock, $.001 and $.0001 par
    value at December 31, 2001 and September 30, 2002,
    respectively; 3,210,487 shares authorized, issued and
    outstanding, $1.00 per share redemption value                    3,210,487       3,210,487
Series B redeemable convertible preferred stock, $.001 and
    $.0001 par value at December 31, 2001 and September 30,
    2002, respectively; 400,000 shares authorized, 168,500
    shares issued and outstanding, $5.00 per share
    redemption value                                                   825,049         825,049

Stockholders' equity:
    Common stock, $.001 and $.0001 par value at December 31,
      2001 and September 30, 2002, respectively; 50,000,000
      shares authorized, 9,798,480 and 9,880,770 shares
      issued and outstanding at December 31, 2001 and September
      30, 2002, respectively                                             9,798             988
   Additional paid-in capital                                       29,037,558      29,643,053
   Unearned stock compensation                                         (62,780)       (169,290)
   Deficit accumulated during the development stage                (24,040,331)    (28,479,625)
                                                                  -------------   -------------
     Total stockholders' equity                                      4,944,245         995,126
                                                                  -------------   -------------

       Total liabilities and stockholders' equity                 $  9,122,767    $  5,162,512
                                                                  =============   =============

                 See accompanying notes to financial statements.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (UNAUDITED)

                                                        2001            2002
                                                    ------------    ------------

Operating costs and expenses:
  Research and development                          $   600,563     $   755,977
  General and administrative                            743,609         563,271
                                                    ------------    ------------

   Operating loss                                    (1,344,172)     (1,319,248)

Interest income                                         137,002          67,839
                                                    ------------    ------------

Net loss                                             (1,207,170)     (1,251,859)

Dividends applicable to Series B
  preferred stockholders                                (21,062)        (21,063)
                                                    ------------    ------------

Net loss applicable to common stockholders          $(1,228,232)    $(1,272,922)
                                                    ============    ============

Basic and diluted net loss per common share         $      (.13)    $      (.13)
                                                    ============    ============

Weighted average common shares outstanding            9,750,000       9,878,000
                                                    ============    ============

                 See accompanying notes to financial statements.

                                      ENTROPIN, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
      AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2002
                                        (UNAUDITED)

                                                                                Inception
                                                                                 through
                                                                                September
                                                  2001            2002          30, 2002
                                              -------------   -------------   -------------
Operating costs and expenses:
  Research and development                    $  1,709,999    $  2,650,072    $ 14,295,587
  General and administrative                     1,469,918       1,880,547      14,369,078
                                              -------------   -------------   -------------

    Operating loss                              (3,179,917)     (4,530,619)    (28,664,665)
                                              -------------   -------------   -------------

Other income (expense):
  Interest income                                  413,775         175,575       1,451,601
  Interest expense                                      --              --        (242,811)
                                              -------------   -------------   -------------

    Total other income, net                        413,775         175,575       1,208,790
                                              -------------   -------------   -------------

Net loss                                        (2,766,142)     (4,355,044)    (27,455,875)

Dividends applicable to Series B
  preferred stockholders                           (63,687)        (63,188)     (1,040,300)
                                              -------------   -------------   -------------

Net loss applicable to common stockholders    $ (2,829,829)   $ (4,418,232)   $(28,496,175)
                                              =============   =============   =============

Basic and diluted net loss per common share   $       (.29)   $       (.45)   $      (4.75)
                                              =============   =============   =============

Weighted average common shares outstanding       9,721,000       9,860,000       6,003,000
                                              =============   =============   =============

                      See accompanying notes to financial statements.

                                            4

                                                     ENTROPIN, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                       (UNAUDITED)

                                                                                                         Deficit
                                                                                                       accumulated
                                                       Common stock       Additional     Unearned      during the        Total
                                                -----------------------     paid-in        stock       development   stockholders'
                                                  Shares      Amount        capital     compensation      stage         equity
                                                -----------  ----------  -------------  ------------  -------------  -------------

Balance, January 1, 2002                         9,798,480   $   9,798   $ 29,037,558   $   (62,780)  $(24,040,331)  $  4,944,245

   Adjustment for change in par value
     of common stock in connection with
     reincorporation in Delaware                        --      (8,878)         8,878            --             --             --

   Unearned stock compensation pursuant
     to issuance of common stock options                --          --        500,419      (500,419)            --             --


   Amortization and valuation adjustment of
     unearned stock compensation                        --          --             --       393,909             --        393,909

   Shares issued for Series B preferred
     stock dividend                                 16,850           2         84,248            --        (84,250)            --

   Shares issued from exercise of stock options     59,604          60            (60)           --             --             --

   Shares issued for services                        5,836           6         12,010            --             --         12,016

   Net loss for the period                              --          --             --            --     (4,355,044)    (4,355,044)
                                                -----------  ----------  -------------  ------------  -------------  -------------

Balance, September 30, 2002                      9,880,770   $     988   $ 29,643,053   $  (169,290)  $(28,479,625)  $    995,126
                                                ===========  ==========  =============  ============  =============  =============

                                     See accompanying notes to financial statements.

                                                            5

                                                ENTROPIN, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2002
                                                  (UNAUDITED)

                                                                                               Inception
                                                                                                through
                                                                                               September
                                                                 2001            2002          30, 2002
                                                             -------------   -------------   -------------
Cash flows from operating activities:
  Net loss                                                   $ (2,766,142)   $ (4,355,044)   $(27,455,875)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                22,491          27,667         222,932
      Services received in exchange for stock,
        stock options and warrants                                544,979         405,925       9,721,913
      Services received in exchange for
        compensation agreements                                        --              --       2,231,678
      Decrease (increase) in accrued interest receivable          117,191          15,340         (17,987)
      (Decrease) increase in accounts payable                    (282,767)        (11,136)        339,547
      Other                                                       (63,368)        (22,797)        (15,046)
                                                             -------------   -------------   -------------

      Net cash used in operating activities                    (2,427,616)     (3,940,045)    (14,972,838)
                                                             -------------   -------------   -------------

Cash flows from investing activities:
  Maturity (purchase) of short-term investments, net            1,722,376       2,628,884      (1,469,808)
  Patent costs                                                    (18,962)        (88,384)       (550,416)
  Purchase of property and equipment                               (3,170)         (6,251)       (126,765)
                                                             -------------   -------------   -------------

      Net cash provided by (used in) investing activities       1,700,244       2,534,249      (2,146,989)
                                                             -------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from shares issued pursuant to recapitalization             --              --         220,100
  Proceeds from issuance of common stock and warrants                  --              --      18,281,066
  Proceeds from issuance of preferred stock                            --              --       1,142,750
  Proceeds from stockholder loans                                      --              --         809,678
  Proceeds from stockholder advances                                   --              --          98,873
  Repayments of stockholder advances                                   --              --         (98,873)
  Payments for cancellation of common stock warrant                    --              --        (330,000)
  Proceeds from convertible notes payable                              --              --         200,000
                                                             -------------   -------------   -------------

      Net cash provided by financing activities                        --              --      20,323,594
                                                             -------------   -------------   -------------

Net (decrease) increase in cash and cash equivalents             (727,372)     (1,405,796)      3,203,767

Cash and cash equivalents at beginning of period                6,018,187       4,609,562              --
                                                             -------------   -------------   -------------

Cash and cash equivalents at end of period                   $  5,290,815    $  3,203,767    $  3,203,767
                                                             =============   =============   =============


                                         (Continued on following page)
                                See accompanying notes to financial statements.

                                                      6

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
 AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2002
                                   (UNAUDITED)

                         (Continued from preceding page)


     Supplemental disclosure of cash flow information:

                                          Nine Months Ended    Inception through
                                            September 30,        September 30,
                                          2001        2002           2002
                                       ----------  ----------  -----------------
              Cash paid for interest
              during the period        $      --   $      --   $        242,811

     Supplemental disclosure of non-cash investing and financing activities:

                During the period from August 27, 1984 (inception) through September 30, 2002, we issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

                During the period from August 27, 1984 (inception) through September 30, 2002, we converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

                During the period from August 27, 1984 (inception) through September 30, 2002, we issued 82,000 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

                During the nine months ended September 30, 2002 and 2001 and the period from August 27, 1984 (inception) through September 30, 2002, the Company issued none, 5,000 and 77,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock with a total value of zero, $23,713 and $370,907, respectively.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 14, 2002.

1. Organization and selected accounting policies
   ---------------------------------------------

   Organization:

         The Company, a Delaware corporation, was organized as a California corporation in August 1984. Entropin, Inc. is a pharmaceutical research and development company focused on the development of its proprietary compound ENT-102(R) as a potent therapy for pain. The Company is considered to be a development stage enterprise as defined in Statement No. 7 of the Financial Accounting Standards Board. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for its current drug ENT-102, as well as fund raising.

         Management recognizes the Company's need to raise additional funds to continue its planned development activities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. The Company's failure to raise sufficient additional funds on favorable terms, or at all, could have a material adverse effect on its business, financial condition and results of operations.

   Stockholders' equity:

         On July 15, 2003, we must redeem all outstanding shares of our Series B preferred stock at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of September 30, 2002, 168,500 shares of Series B preferred stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $842,500.

   Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash equivalents and short-term investments:

         We consider cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At September 30, 2002, our short-term investments consisted entirely of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 101 days.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


than as part of a business combination, should be accounted for upon their acquisition. The adoption of SFAS No. 142, effective January 1, 2002, had no effect on our financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). The adoption of SFAS No. 144, effective January 1, 2002, had no effect on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

PART I.  ITEM 2.
-------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I -
ITEM 1 OF THIS REPORT, AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the Safe Harbor provisions created by that statute. Our business and results of operations are subject to various risks and uncertainties including, but not limited to, those discussed under the caption "Factors That May Affect Our Future Results and the Trading Price of Our Common Stock" included elsewhere in this report, and in risk factors contained in our other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, our history of significant operating losses; the ability to successfully complete formulation, development and preclinical studies for our sole drug candidate, ENT-102; the time, cost and uncertainty of obtaining regulatory approvals; the ability to raise significant additional capital to support the development of ENT-102; and the ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

OVERVIEW

         We were first incorporated in California in 1984 as Entropin, Inc., or old Entropin, and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc., or Vanden, to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. We were merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation. In June 2002, we changed our state of incorporation from Colorado to Delaware. The reincorporation was approved by the holders of a majority of our outstanding shares. The reincorporation was accomplished by merging with and into Entropin, Inc., a Delaware corporation and our formerly wholly-owned subsidiary. Each share of common stock of the Colorado corporation was converted into one share of common stock of the Delaware corporation. Each share of Series A preferred stock of the Colorado corporation was converted into one share of Series A preferred stock of the Delaware corporation. Each share of Series B preferred stock of the Colorado corporation was converted into one share of Series B preferred stock of the Delaware corporation.

         From our inception in August 1984, we have pursued the development of Esterom(R). In early September 2002, after failing to achieve statistical significance in two clinical trials (Phase II/III and Phase III); we decided to abandon further development of this drug.

         In January 2002, we reported that Dr. Gary Strichartz, Ph.D., Professor of Anesthesia and Director of the Pain Research Center at Harvard Medical School, and his team of researchers identified ENT-102 (the active ingredient in Esterom(R)) as a potent analgesic (pain suppressant). Results of our initial preclinical animal studies revealed that when injected ENT-102 effectively blocks nerve impulse conduction and has long-lasting properties to reduce and manage pain.

         Based on these findings, we decided to forego further development of Esterom(R) and pursue development of the proprietary chemical entity we are calling ENT-102. We anticipate that we will complete ENT-102 product development and toxicology studies and file an Investigational New Drug Application (IND) with the FDA by the third quarter of 2003. We can not assure you, however, that our further preclinical and toxicity tests of ENT-102 will be successful. Negative or inconclusive results generated during these preclinical studies, or any future clinical studies, will have an immediate material adverse effect on our operations and future prospects.

         From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts. We have been unprofitable since inception and have had no revenue from the sale of products or other resources, and will not be able to pursue generating revenue from sales of ENT-102 unless it is approved by the FDA for marketing. We expect to continue to incur losses for the foreseeable future through the completion of our clinical trials and the New Drug Application, or NDA, process. As of September 30, 2002, our accumulated deficit was approximately $28.5 million.

PLAN OF OPERATION

         We received approximately $12.5 million in March 2000 from the sales of our common stock and warrants to purchase shares of our common stock in a secondary public offering. In May 2000, we received additional net proceeds of approximately $1.2 million from the managing underwriter of the secondary offering through the exercise of its over-allotment option. To date these funds have been used as follows: approximately $2.2 million for general and administrative expenses and working capital; approximately $6.4 million for clinical trials and associated research and development expenses; approximately $334,000 for research associated with additional uses; and approximately $1.2 million for activities related to the preparation of our NDA. We have used a total of approximately $10.2 million of the secondary offering and over-allotment proceeds. The remaining proceeds, plus approximately $1.3 million in interest earned on these funds, total approximately $4.7 million and are held in cash or invested in short-term certificates of deposit and money market funds.

         We plan to use these remaining funds to complete the preclinical research and the initial human clinical trial associated with the FDA approval process for ENT-102. Our initial financial projections indicate that we have sufficient funds to complete the formulation of ENT-102, finish the required preclinical animal toxicology studies, prepare and file an IND with the FDA, and complete our initial Phase I/II human clinical trial. We anticipate completing this work by the end of 2003. Additional capital will be required to complete the Phase II and III clinical trials and file a New Drug Application for ENT-102. We plan to seek the needed funds on a schedule commensurate with achieving major milestones. We have begun contacting potential funding sources and will need to raise approximately $4 to $5 million to complete our Phase II in 2004. Our projections indicate the need for additional funds of approximately $20 to $25 million to complete the FDA process for ENT-102. We intend to continue our practice of minimizing fixed costs by outsourcing clinical studies, regulatory activities, manufacturing, sales and marketing. We cannot assure you that we will be successful in raising additional capital on favorable terms, or at all. If we are unable to obtain additional funds to support our future operations, we will be unable to complete our product development, and may have to reduce or cease operations.

RESULTS OF OPERATIONS

         Our research and development expense for the nine months ended September 30, 2002 was $2,650,072 as compared to $1,709,999 for the nine months ended September 30, 2001. Our general and administrative expense for the nine months ended September 30, 2002 was $1,880,547, as compared to $1,469,918 for the nine months ended September 30, 2001. These expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services as shown in the following table.

                                                 Nine months ended September 30,
                                                     2001             2002
                                                  -----------      -----------
                 Research and development         $1,709,999       $2,650,072
                 Less non-cash compensation           14,306            3,110
                                                  -----------      -----------
                                                  $1,695,693       $2,646,962
                                                  ===========      ===========

                 General and administrative       $1,469,918       $1,880,547
                 Less non-cash compensation          530,673          402,815
                                                  -----------      -----------
                                                  $  939,245       $1,477,732
                                                  ===========      ===========

         Research and development expense, excluding non-cash compensation charges, during the nine months ended September 30, 2002 was $2,646,962, as compared to $1,695,693 for the same period in 2001. The increase in research and development expense incurred during the nine months ended September 30, 2002 as compared to the same period in 2001 reflects costs associated with our Phase II/III clinical trial and research activities.

         General and administrative expense, excluding non-cash compensation charges, during the nine months ended September 30, 2002 was $1,477,732 compared to $939,245 for the same period in 2001. The increase in general and administrative expense is primarily attributable to the increased cost of professional services, including legal, consulting, insurance and investor relations. These increased costs were partially offset by a reduction in director compensation.

         Non-cash compensation charged to research and development expense during the nine months ended September 30, 2002 was $3,110, compared to $14,306 for the same period in 2001. Non-cash compensation charged to general and administrative expense was $391,008 during the nine months ended September 30, 2002, as compared to $354,811 for the same period in 2001. The non-cash compensation charged to general and administrative expense primarily reflects stock options granted to management and directors in exchange for services.

         Interest income was $175,575 for the nine months ended September 30, 2002, as compared to $413,775 for the same period in 2001. This decrease results from a combination of lower interest rates and lower cash, cash equivalent and short-term investment balances during the nine months ended September 30, 2002 as compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through September 30, 2002, we have received net cash proceeds from financing activities aggregating approximately

$20.3 million from these transactions. As of September 30, 2002, our working capital was approximately $4.6 million, excluding the $842,500 obligation to redeem our Series B preferred stock.

         Our liquidity and capital needs relate primarily to working capital, research and development of ENT-102, costs to obtain regulatory approval of ENT-102, including completing clinical and preclinical trials, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe our available cash, cash equivalents and short-term investments will be sufficient to fund our basic operations through at least the next 12 months.

         We currently anticipate the need to raise an additional $20 to $25 million to complete the required clinical studies and preparation of the New Drug Application for ENT-102 with the FDA with respect to pain management. We have begun preliminary discussions with a number of investors and financial institutions that we believe may be instrumental in our fund raising efforts, although the market for financing for companies of our size and stage of development remains difficult. Negative or inconclusive results generated by our toxicology studies, the results of which are expected to be announced in mid-2003, will have a material adverse effect on our ability to raise funds. Expectations about our long-term liquidity may prove inaccurate if approval for ENT-102 is delayed or not obtained. We will not be able to pursue generating revenue from sales of ENT-102 unless it is approved by the FDA for marketing.

         Net cash used in operating activities was $3,940,045 during the nine months ended September 30, 2002, compared with $2,427,616 for the same period in 2001. The cash used in operations was primarily related to general operating expenses, clinical trial expenses and research and development activities.

         As of September 30, 2002, our principal source of liquidity was approximately $4.7 million in cash, cash equivalents and short-term investments.

         On July 15, 2003, we must redeem all outstanding shares of our Series B preferred stock at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of September 30, 2002, 168,500 shares of Series B preferred stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $842,500.

         Our operating expenses fluctuate based on whether or not we are actively engaged in clinical trials. We expect our operating expenses to remain relatively low during the next twelve months while we complete the product development and preclinical studies for ENT-102. Our operating expenses can be expected to increase as we proceed with the required preclinical and clinical trials, the NDA for ENT-102 and other related stages of the FDA approval process. Our future liquidity and capital funding requirements will depend on numerous factors, including the results of our upcoming toxicology and preclinical studies; additional research and development; the timing of regulatory actions, including our NDA and clinical trials; the cost and timing of sales, marketing and manufacturing activities, the extent to which ENT-102, and/or other products we may develop, gain market acceptance, and the impact of competitors' products. There can be no assurance that such additional funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise funds on favorable terms could have a material adverse effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

         We routinely grant stock options to compensate officers, directors and employees for their services. This practice allows us to conserve our cash resources for our drug development program. We have adopted the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under these provisions, stock based compensation is measured based on the fair value of the options granted using the Black-Scholes option pricing model.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). The adoption of SFAS No. 144, effective January 1, 2002, had no effect on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

         ANY INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING INFORMATION ABOUT THESE RISKS, TOGETHER WITH OTHER INFORMATION CONTAINED IN THIS REPORT AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION BEFORE YOU DECIDE TO BUY OUR STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS WOULD LIKELY SUFFER. ADDITIONAL RISK AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR OPERATIONS.

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

         To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom(R), and our current drug candidate, ENT-102. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-102 and during the regulatory approval of ENT-102, including the New Drug Application and clinical trials. From our inception through September 30, 2002, we had incurred cumulative net operating losses of $28.5 million. We will not even be able to pursue generating revenues from sales of ENT-102 unless it is approved by the FDA for marketing. FDA approval may take several years, if ENT-102 is approved at all. In addition, we will need to raise substantial additional capital to pursue the regulatory approval of ENT-102. As a result, we may never achieve a profitable level of operations, or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

NEGATIVE OR INCONCLUSIVE RESULTS GENERATED BY OUR ONGOING PRECLINICAL STUDIES OF ENT-102 WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND PROSPECTS.

         To date, we have completed limited preclinical studies on our sole drug candidate, ENT-102. We are currently in the process of conducting additional preclinical studies that will be important in determining whether ENT-102 remains a viable drug candidate. We expect our ongoing compatibility and stability testing to be completed by the first quarter of 2003, and that the formulation of ENT-102 and the required toxicity testing of animals to be completed by mid-year 2003. No assurances, however, can be given as to the results of or the time to complete these preclinical studies. ENT-102 may be found to be ineffective or cause harmful side effects during pre-clinical testing. In addition, interim results do not necessary predict final results. Negative or inconclusive results generated during these preclinical studies, or any future clinical studies, will have an immediate material adverse effect on our operations and future prospects. In addition, any delay in the timing of the preclinical studies will adversely affect our ability to meet certain milestones with our limited remaining funds. Further, any negative results or delay in the preclinical studies will adversely affect our ability to raise additional funds through the issuance of securities or consummation of corporate partnering relationships.

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ENT-102, OR IF APPROVAL IS DELAYED, IT WILL INCREASE THE COST OF DEVELOPMENT, AND WILL LIKELY PREVENT OR DELAY OUR ABILITY TO SELL ENT-102 AND GENERATE REVENUE.

         Our only current drug candidate, ENT-102, is in the preclinical development stage and we do not anticipate beginning human clinical trials with

ENT-102 until the fourth quarter of 2003. We have not yet requested or received regulatory approval from the FDA for marketing products containing ENT-102. Neither ENT-102 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all.

         The development of new pharmaceutical products is highly uncertain and subject to a number of risks. The FDA approval process generally takes years and consumes substantial capital resources with no assurance of ultimate success. We cannot apply for FDA approval to market ENT-102 until the product successfully completes the required clinical trials. Several factors may prevent our successful completion of the clinical trials, including negative or inconclusive preclinical results, failure or delays in the FDA approval process, insufficient capital resources, inability to properly design and complete clinical trials or insufficient proof that ENT-102 is safe and effective.

         There can be no assurance that development of ENT-102 will be completed successfully, that we will not encounter problems in preclinical studies or clinical trials that will cause the delay or suspension of such trials, that current or future testing will show ENT-102 to be efficacious or that ENT-102 will receive regulatory approval. Moreover, even if ENT-102 does receive regulatory approval, there can be no assurance that ENT-102 will be commercially successful, or have all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of ENT-102 to receive timely regulatory approval and achieve commercial success will have a material adverse effect on our business and results of operations.

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

         We believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. Nonetheless, we will need additional funds to support our current operations as contemplated and future operations following such period. Our future capital requirements will depend on many factors, including:

         o    progress with preclinical toxicology studies;
         o    the time and costs involved in obtaining regulatory approvals;
         o    the magnitude of our research and development programs;
         o the costs involved in obtaining, enforcing and defending patent and other intellectual property rights; and
         o the cost of manufacturing and of commercialization activities and arrangements.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET.

         To maintain the listing of our common stock and warrants on the Nasdaq SmallCap Market we are required to meet certain listing requirements, including maintaining at least $2,500,000 in stockholders' equity and a minimum bid price of $1.00 per share. On September 3, 2002, we received a reminder from the Nasdaq Stock Market that the listing requirement to maintain stockholders' equity at, or above, $2,500,000 becomes effective on November 1, 2002. As of September 30,

2002, our stockholders' equity was $995,126. As a result, we anticipate receiving formal notice from Nasdaq regarding our deficiency in stockholders' equity. We also received a letter from Nasdaq, dated October 22, 2002, stating that due to the minimum bid price levels for our common stock remaining under the $1.00 level for 30 consecutive trading days, we could be subject to a delisting procedure unless our common stock attains a bid price of $1.00 or more for a period of ten consecutive days before April 21, 2003. We cannot assure you that we will be able to satisfy the listing requirements of the Nasdaq SmallCap Market, or that any actions that we take to comply with the listing requirements, will be successful. Should our common stock and warrants be delisted from the Nasdaq SmallCap Market, they would likely be traded on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. However, this alternative could result in a less liquid market available for existing and potential investors to trade shares of our stock and warrants and could ultimately further depress the trading price of our common stock and warrants. In addition, we may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

WE RELY ON THIRD PARTIES TO TEST, RESEARCH, DEVELOP AND MANUFACTURE ENT-102 AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY, WHICH COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We depend on contractual arrangements with third parties for the provision of services and expertise in selected areas. Under these contractual arrangements, third parties are responsible for:

         o    conducting preclinical research and toxicology studies,
         o    conducting clinical trials and obtaining regulatory approvals,
         o    process and analytical methods development,
         o    clinical supply and commercial manufacturing,
         o    product packaging,
         o    research, and
         o    enhanced drug formulation(s).

         Our existing contractual relationships place substantial responsibility on these third parties, which could result in delays or termination if such parties fail to perform as predicted. We may not be able to maintain these existing relationships, or establish new ones on favorable terms, if at all. If these third parties fail to perform their contractual obligations, it could have a material adverse effect on our business and results of operations.

WE ARE DEPENDENT ON CONTRACT MANUFACTURERS FOR THE PRODUCTION OF ENT-102 AND OUR FAILURE TO OBTAIN OR RETAIN THESE CONTRACT MANUFACTURERS WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         We have, and currently plan to continue to utilize, third party manufacturing for the production of material for use in our research and clinical trials and for the potential commercialization of ENT-102 and any future products we may develop. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we are solely dependent on contract manufacturers for all production of ENT-102 for development and commercialization purposes. In the event that we are unable to obtain or retain third-party manufacturing, we will not be able to manufacture ENT-102 as planned.

ENT-102'S CLASSIFICATION AS A CONTROLLED SUBSTANCE MAY LIMIT SALES AND INCREASE COSTS WHICH WOULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

         As a controlled substance, ENT-102 will be subject to expensive and burdensome administrative requirements which will increase our costs. Moreover, these administrative requirements may discourage ENT-102 use and acceptance by the medical community, which would harm our business and results of operations.

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

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         The clinical testing of products containing ENT-102 entails risk of product liability claims. Medical testing has historically been litigious and we face financial exposure to product liability claims in the event that use of our products results in personal injury. We also face the possibility that defects in the manufacture of ENT-102 based products might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We anticipate purchasing product liability insurance in reasonable and customary amounts prior to our sale of ENT-102 based products. Such insurance can be expensive, difficult to obtain and may not be available in the future at reasonable cost or in sufficient amounts to protect us against losses due to liability. An inability to maintain insurance or to otherwise protect against potential product liability could prevent or inhibit our commercialization of ENT-102 products. Moreover, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FACE INTENSE COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause ENT-102 and any other products we develop to become obsolete before we can recoup all or any portion of our development expenses. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by us. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approval of products. Accordingly, our competitors may succeed in obtaining regulatory approval for their products more rapidly than we are able to obtain approval for ENT-102. If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no prior experience.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY CONTINUE TO EXPERIENCE SIGNIFICANT PRICE FLUCTUATIONS.

          The market prices and trading volumes for our securities, and the securities of development stage companies in general, have historically been highly volatile and have experienced significant price and volume fluctuations that are unrelated to operating performance. The following factors may have an adverse effect on the price of our securities:

         o announcements of the results of research or development by us or by our competitors,
         o    preclinical and/or clinical trial results,
         o    our failure to receive regulatory approval,
         o    government regulation of our industry,
         o    developments concerning patents or other proprietary rights,
         o sales of substantial amounts of our common stock by existing stockholders,
         o    comments by securities analysts, and
         o general conditions in our market, the stock market, or in the economy; and
         o    comments by securities analysts and market conditions in general.

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

ITEM 3.

                             CONTROLS AND PROCEDURES

         Based on their evaluation, as of a date within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.
--------

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There is no material litigation currently pending against us.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarterly period ended September 30, 2002, we issued the following unregistered securities:

         In July 2002, we issued an aggregate of 16,850 shares of common stock to the holders of our Series B preferred stock as a dividend, valued at $5.00 per share. The issuance of the dividend shares of common stock is exempt from registration pursuant to Section 3(b) of the Securities Act of 1933.

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

         To date the net proceeds we received from our secondary offering and over-allotment have been used as follows: approximately $2.2 million for general and administrative expenses and working capital; approximately $6.4 million for clinical trials and associated research and development expenses; approximately $334,000 for research associated with reformulation and understanding Esterom(R)'s mechanism of action; and approximately $1.2 million for activities related to the preparation of our NDA. We have used a total of approximately $10.2 million of the secondary offering and over allotment proceeds. The remaining proceeds, plus interest earned on these funds, total approximately $4.7 million and are invested in short-term certificates of deposit and money market funds. As part of general and administrative expenses, our directors have received approximately $216,000 for their services; our officers have received approximately $550,000 for their services; and Thomas Anderson, who owns more than 10% of our common stock, indirectly received $24,000 in the form of rent for our office space which was paid to the Law Offices of Thomas Anderson.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to a vote of security holders during the period July 1 to September 30, 2002 through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits
             --------


  EXHIBIT NO.  DESCRIPTION
  -----------  -----------
     2.1 Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation. (1)

     3.1 Certificate of Incorporation of Entropin, Inc., a Delaware corporation. (2)

     3.2       Bylaws of Entropin, Inc., a Delaware corporation. (2)

    99.1       Certification of President and Chief Executive Officer under
               Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference to the same numbered exhibit filed with our quarterly report on Form 10-QSB on August 14, 2002.

         (2) Incorporated by reference to the same numbered exhibit filed on Form 8-K on June 26, 2002.


         (b) Reports on Form 8-K
             -------------------

         During the current quarter and prior to filing this Report, we filed the following Current Reports on Form 8-K:

         On September 9, 2002, we filed a Form 8-K attaching a press release in which we announced the results of the Phase II/III clinical study for Esterom(R) and the decision of our Board to stop further development of Esterom(R) and to pursue the development of a novel new chemical entity, ENT-102.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ENTROPIN, INC., a Delaware corporation


Date:    November 12, 2002          By:    /s/ Thomas G. Tachovsky, Ph.D.
                                           -------------------------------------
                                           Thomas G. Tachovsky, Ph.D.
                                           President and Chief Executive Officer

Date:    November 12, 2002          By:    /s/ Patricia G. Kriss
                                           -------------------------------------
                                           Patricia G. Kriss
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Thomas G. Tachovsky, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Entropin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/s/ Thomas G. Tachovsky, Ph.D.
-------------------------------------
Thomas G. Tachovsky, Ph.D.
President and Chief Executive Officer

I, Patricia G. Kriss, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Entropin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Patricia G. Kriss
-------------------------------------
Patricia G. Kriss
Chief Financial Officer