Form 10KSB
period 2002-12-31
ENTROPIN INC
filed 2003-03-31
CIK 837600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the fiscal year ended: DECEMBER 31, 2002.
                                    ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from ____________ to ____________

COMMISSION FILE NUMBER:    33-23693
                       ---------------

                                 ENTROPIN, INC.
                                 --------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                              68-0150827
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)
                               45926 OASIS STREET
                             INDIO, CALIFORNIA 92201
                                  760-775-8333
      (Address of Principal Executive Offices; Zip Code; Telephone Number,
                              Including Area Code)

Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act:

    TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED

    Common Stock                            NASDAQ SmallCap Market
    Warrants to Purchase Common Stock       NASDAQ SmallCap Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
(1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:   $ -0-
                                                   ----------

The aggregate market value of voting stock held by non-affiliates as of March 21, 2003: $4,305,355 For purposes of this calculation, shares of common stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of common stock, $.001 par value, outstanding as of March 21, 2003: 10,047,587

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 20, 2003 are incorporated by reference into Part III of this Report. Certain exhibits filed with the registrant's prior registration statements and period and other reports filed under the Securities Exchange Act of 1934 are incorporated herein by reference into Part III of this report.

                                TABLE OF CONTENTS

PART I

Item 1.   Description of Business                                             1

Item 2.   Description of Property                                            12

Item 3.   Legal Proceedings                                                  12

Item 4.   Submission of Matters to a Vote of Security Holders                12


PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.          13

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         26

Item 7.   Financial Statements.                                              30

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                               30


PART III

Item 9.   Directors and Executive Officers of the Registrant.                31

Item 10.  Executive Compensation.                                            31

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.                      31

Item 12.  Certain Relationships and Related Transactions.                    31

Item 13.  Exhibits, List and Reports on Form 8-K.                            31

Item 14.  Controls and Procedures.                                           32

                                 ENTROPIN, INC.

                                   FORM 10-KSB

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB and in the Company's periodic filings with the SEC may constitute forward-looking statements. Any such statements involve known and unknown risks, significant uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify the forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption "Factors That May Affect Our Future Results and the Trading Price of Our Common Stock" under Item 1 below and elsewhere in this report.


ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

We were incorporated in California in 1984 as Entropin, Inc., or old Entropin, and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc., or Vanden, to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. As a result, old Entropin was merged into Vanden, and Vanden then changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation. In June 2002, we changed our state of incorporation from Colorado to Delaware. The reincorporation received approval of the holders of a majority of our outstanding shares. The reincorporation was accomplished by merging with and into Entropin, Inc., a Delaware corporation and our formerly wholly-owned subsidiary. Each share of common stock of the Colorado corporation was converted into one share of common stock of the Delaware corporation. Each share of Series A preferred stock of the Colorado corporation was converted into one share of Series A preferred stock of the Delaware corporation. Each share of Series B preferred stock of the Colorado corporation was converted into one share of Series B preferred stock of the Delaware corporation.

BUSINESS

We are a pharmaceutical research and development company focused on the development of our proprietary compounds as therapy for pain. We are considered to be a development stage enterprise as defined in Statement No. 7 of the Financial Accounting Standards Board. Our primary activities from inception include research and development, preclinical studies and tests, seeking the U.S. Food and Drug Administration, or FDA, approval for our proprietary compounds, as well as fund raising.

Prior to 2000, we completed four preclinical animal studies and Phase I and Phase II human clinical trials for our first compound, known as Esterom(R) solution. These trials indicated that Esterom(R) solution was well tolerated and did not appear to have any potential for addiction or abuse. The Phase II clinical trial with Esterom(R) solution demonstrated effectiveness in improving range of motion associated with impaired shoulder function and acute lower back sprain. We then completed a multi-center clinical study of Esterom(R) solution in late 2000, which confirmed the safety of Esterom(R) solution and demonstrated a dose response in treated patients, but did not achieve the level of statistical significance required by the FDA to demonstrate efficacy. In 2002, we conducted a Phase II/III clinical study with Esterom(R) solution. The results of the trial indicated that patients receiving Esterom(R) solution showed improvement, but did not sufficiently outperform the patients receiving the placebo to achieve the level of statistical significance required by the FDA to demonstrate efficacy.

In January 2002, we reported that Dr. Gary Strichartz, Ph.D., Professor of Anesthesia and Director of the Pain Research Center at Harvard Medical School, and his team of researchers identified ENT-102, the active ingredient in Esterom(R) solution, as a potent analgesic, or pain suppressant. Results of our initial preclinical studies revealed that ENT-102 effectively blocks nerve impulse conduction and when injected into animals may have long-lasting properties to reduce and manage pain.

Based on these findings and the results of our Phase II/III clinical study with Esterom(R) solution, we decided to forego further development of Esterom(R) solution and pursue development of the proprietary chemical entity we named ENT-102. In January 2003, we announced the discovery of a new chemical entity, ENT-103, the simplified next generation of ENT-102. ENT-103 is a single chemical compound that exists as a single molecular species. In contrast, ENT-102 is a single chemical compound comprised of a mixture of four chemical species. Due to the demonstrated pain reduction equivalency of ENT-103 and ENT-102 in preclinical studies, and the advantages of pursuing regulatory approval with a single molecule versus a mixture of four molecules, we decided to focus on the development of ENT-103 as a therapy for treatment of acute pain.

We anticipate that we will complete ENT-103 preclinical research and toxicology studies by the end of 2003. We cannot assure you, however, that our further preclinical and toxicity tests of ENT-103 will be successful. Negative or inconclusive results generated during these preclinical studies, or any future clinical studies, will have an immediate material adverse effect on our operations and future prospects.

RESEARCH AND DEVELOPMENT

In February 2003, we met with our key scientific advisors to review the progress of the preclinical studies being performed at Harvard Medical School and the University of Arizona. Based on our review of these preclinical studies, ENT-103 continues to perform as an active pain reliever in preclinical models for post-incisional pain and neuropathic pain. Demonstrating preclinical pharmacology is the essential first step in the development of a drug and the data reviewed at this recent meeting continues to support the activity of ENT-103 as a potential new pain therapeutic. The key scientific observations from our review of these preclinical studies include:

         o        ENT-103 is effective in acute pain states

         o ENT-103 is effective against the consequences of acute inflammatory pain
         o        ENT-103 is effective against experimental neuropathic pain
         o ENT-103 suppresses the abnormal pain to tactile stimulation that occurs after an incision

The laboratory of Dr. Frank Porreca at the University of Arizona evaluated the effects of ENT-103 in three pain models: (1) acute pain representative of post-operative pain; (2) pain associated with acute and chronic inflammatory pain; and (3) neuropathic pain. Our review of the results from this preclinical research indicates that ENT-103 is an active compound that is effective in acute pain states, acute inflammatory pain, and neuropathic pain, but did not alter chronic inflammatory pain at the dose tested. Assuming the use of a delivery system that will effectively get the drug to the site of action, ENT-103 appears to be effective in the treatment of pain.

The laboratory of Dr. Gary Strichartz, Harvard Medical School, reported expanded studies of ENT-103 to treat the elevated pain, or hyperalgesia, that follows a surgical incision. Our review of these preclinical studies indicates that ENT-103 demonstrates complete anesthesia of the skin for two hours after injection. Post-incisional pain in animals, particularly pain that occurs from tactile stimulation of the skin that is normally not painful, is usually elevated for one to two weeks following an incision. Pre-incisional injections of ENT-103 produce a decline in this pain with almost complete suppression of the pain by 48 hours.

Our research and development expenses were $3.1 million, $2.3 million and $3.1 million in fiscal 2002, 2001 and 2000, respectively.

OUTSOURCING STRUCTURE

We maintain a limited management team and support structure for our company, involving three full-time employees and three part-time employees. We contract with various organizations and third parties to provide services and expertise to us in areas such as research and development, preclinical research and toxicology studies, clinical trials and regulatory approval applications, clinical supply and manufacturing of our products, product packaging, and enhanced drug formulation.

PLAN OF OPERATION

Based on our current operating budget, we believe our existing resources will fund our operation for the next twelve months. We intend to use our remaining funds to continue to finance the development and preclinical studies of our proprietary compound, ENT-103. We anticipate we will complete the necessary preclinical research and toxicology studies for ENT-103 by the end of 2003. We recognize our need to obtain additional funds to support our operations. We are currently exploring our funding options as well as pursuing potential funding support through a corporate partnership, licensing arrangement or merger. We cannot guarantee that we will be able to accomplish these tasks. Moreover, our actual expenses, obligations and liabilities may exceed those estimated in our operating budget, which would significantly shorten the time in which we could maintain our operations without obtaining additional funds.

PATENTS

We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. We currently hold fifty six issued and pending patent applications worldwide, including seven issued U.S. patents and 37 foreign patents; we have three patents pending. The issued patents include two material composition patents covering the molecules contained in Esterom(R) solution (including ENT-102) which expire in 2012 and 2013. We have also filed a patent application with the United States Patent Office along with international counterparts that describes a method for the enrichment of the compounds covered in our composition of matter patents. This patent application describes a method for the production of Esterom(R) solution and its components, including ENT-102

In August 2002, we filed a patent describing the manufacturing process for ENT-102. Our patent application describes the preparation of commercial quantities of ENT-102 and other related compounds.

In December 2002, we filed a composition of matter patent application for ENT-103. Our patent application describes a new chemical entity, or NCE, that is prepared by combining benzoylecgonine and 1,3 propanediol. ENT-102 is prepared synthetically by combining benzoylecgonine and 1,2 propanediol. This is an example of Structure Activity Relationship, or SAR, technology, which is the basis for systematically developing NCEs with potentially different safety and efficacy profiles, as well as NCEs for new indications. Our new patent application claims composition of matter containing ENT-103 and also provides the potential for the development of a number of additional new chemical entities. We believe our other patents also provide the framework for the discovery of additional NCEs using SAR.

GOVERNMENT REGULATION

The research, development, testing, manufacturing, promotion, marketing and distribution of drug products are extensively regulated by government authorities in the United States and other countries. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

         o        preclinical safety studies in animals and formulation studies;
         o and the submission to the FDA of an Investigational New Drug, or IND, application, approval of which must be received prior to commencing human clinical studies with a new drug;
         o adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each medical indication;
         o        the submission of a New Drug Application, or NDA, to the FDA;
                  and
         o        FDA review and approval of the NDA.

Preclinical animal tests include laboratory evaluation of product chemistry, stability, pharmaceutical properties and formulation, as well as studies to prove the product is safe in animals. The results of preclinical testing are submitted to the FDA for review prior to submission of an IND; the FDA can prevent us from commencing human clinical studies should it find these studies inadequate. The FDA may halt proposed or ongoing clinical trials at any time until it allows the trials to continue under specified terms.

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

Under a new regulatory system in the EU, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant's option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member states. The decentralized procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approval decisions and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought.

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

UNITED STATES DRUG ENFORCEMENT AGENCY REGULATION

The DEA has designated Esterom(R) solution as a Schedule II controlled substance. Because ENT-102 and ENT-103 are derivative components of Esterom(R) solution, and also contain benzoylecgonine; these compounds are considered
Schedule II controlled substances. The manufacture, storage, shipment and use of a Schedule II controlled substance are subject to stringent government regulations.

PRODUCT LIABILITY INSURANCE

The clinical testing and sales of drugs such as Esterom(R) solution, ENT-102 and ENT-103 entail risk of product liability claims. Medical testing has historically been litigious, and we face financial exposure to product liability claims in the event that use of any of our drugs results in personal injury. We also face the possibility that defects in the manufacture of our drugs might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We anticipate purchasing product liability insurance in reasonable and customary amounts when we begin to sell any of our drugs. Such insurance can be expensive, difficult to obtain and may not be available in the future at a reasonable cost or in sufficient amounts to protect us against losses due to liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit our commercialization of our products. Moreover, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on our business, financial condition and results of operations.

ROYALTY COMMITMENTS

In connection with our acquisition of the rights to the three original patents for Esterom(R) solution from non-affiliated parties, we agreed to pay a royalty of approximately 1% of amounts paid to us from the sale of products developed based on these patents. We have agreed to pay a minimum royalty from actual sales consisting of a front end payment of $40,000 plus payments of $3,572 per quarter, beginning December 1, 1989, less a credit to us for 50% of patent expenses we incur.

COMPETITION

The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause any products we develop to become obsolete before we can recoup all or any portion of our development expenses. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by us. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for their products more rapidly than we are able to obtain approval for our product(s). If we commence significant commercial sales of our product(s), we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no experience.

EMPLOYEES

We have two full-time executive officers, Thomas G. Tachovsky, President and Chief Executive Officer and Patricia G. Kriss, Chief Financial Officer, Vice President of Finance and Administration, and Secretary/Treasurer. We have two administrative employees (one full-time and one part-time) and two part-time executive officers, Higgins D. Bailey, Chairman of the Board, and Joseph R. Ianelli, Vice Chairman of the Board.

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

WE NEED ADDITIONAL FUNDS TO SUPPORT OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WILL BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT AND WILL NEED TO REDUCE OR CEASE OUR OPERATIONS.

Our independent accountants' opinion on our 2002 financial statements includes an explanatory paragraph indicating substantial doubt, on the basis described in that paragraph, about our ability to continue as a going concern. We currently are able generally to pay our debts and meet our obligations as they become due, and we believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. Nevertheless, to continue long-term as a going concern, we need to raise additional funds to support our operations. Our future capital requirements will depend on many factors, including:

         o        progress with preclinical studies and toxicology studies;
         o        the funds required to redeem our outstanding Series B
                  Preferred Stock;
         o the costs and expenses associated with defending against the securities lawsuit recently filed against the Company and certain of its executive officers;
         o the time and costs involved in obtaining regulatory approvals for our products;
         o        the magnitude of our research and development programs;
         o the costs involved in obtaining, enforcing and defending patent and other intellectual property rights; and
         o the cost of manufacturing and of commercialization activities and arrangements.

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. Any additional equity or debt financings would be dilutive to our stockholders. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. Any such collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies or products. We cannot guarantee that we will be able to secure additional funds on reasonable terms, or at all. If we are unable to obtain additional funds to support our operations, we will be unable to complete our product development and will need to reduce or cease our operations.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET.

To maintain the listing of our common stock and warrants on the Nasdaq SmallCap Market we are required to meet certain listing requirements, including maintaining at least $2,500,000 in stockholders' equity and a minimum bid price of $1.00 per share. On September 3, 2002, we received a reminder from the Nasdaq Stock Market that the listing requirement to maintain stockholders' equity at, or above, $2,500,000 would become effective on November 1, 2002. At September 30, 2002, our stockholders' equity was $995,126. As a result, we received formal notice from Nasdaq on November 20, 2002, indicating our deficiency in stockholders' equity.

In February 2003, we entered into separate agreements with each of the holders of our Series A preferred stock, in which these stockholders agreed to exchange each outstanding share of Series A preferred stock for one share of our Series A' preferred stock. The terms of the Series A' preferred stock are the same as the terms of the Series A preferred stock except the redemption provision of the Series A' preferred stock allows us to redeem the Series A' preferred stock in cash, common stock or any combination thereof and extends the redemption period to January 15, 2015. Because we can redeem the Series A' preferred stock with common stock at our discretion, we can include the outstanding Series A' preferred stock balance in our stockholders' equity balance. Adding the option to redeem these shares in common stock allows us to classify the Series A' preferred stock as stockholders' equity, which allowed us to comply with Nasdaq's stockholders' equity requirement as of February 14, 2003. However, as we continue to use our available resources to support our operations, the stockholders' equity we report on our balance sheet will continue to decrease. As a result, unless we can raise additional funds to support our operations in the near term, we will fall back out of compliance with the stockholders' equity requirement of the Nasdaq SmallCap Market, and be subject to a delisting action by Nasdaq. We cannot assure you that we will be able secure additional funds within the timeframe required to maintain our listing on the Nasdaq SmallCap Market, or at all.

We also received a letter from Nasdaq, dated October 22, 2002, stating that due to the minimum bid price levels for our common stock remaining under the $1.00 level for thirty consecutive trading days, we could be subject to delisting unless our common stock attains a bid price of $1.00 or more for a period of ten consecutive days before April 21, 2003. We cannot assure you that we will be able to satisfy the minimum bid listing requirement of the Nasdaq SmallCap Market, or that any actions that we take to comply with this listing requirement will be successful. Should our common stock and warrants be delisted from the Nasdaq SmallCap Market, they would likely be traded on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. However, this alternative could result in a less liquid market available for existing and potential investors to trade shares of our common stock and warrants and could ultimately further depress the trading price of our common stock and warrants. In addition, we may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom(R) solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103 and during the regulatory approval process for ENT-103, including the New Drug Application and clinical trials. From our inception through December 31, 2002, we have incurred cumulative net operating losses of $29.4 million. We will not even be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval may take several years, if ENT-103 is approved at all. In addition, we will need to raise substantial additional capital to pursue the regulatory approval of ENT-103. As a result, we may never achieve a profitable level of operations, or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

NEGATIVE OR INCONCLUSIVE RESULTS GENERATED BY OUR ONGOING PRECLINICAL STUDIES OF ENT-103 WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND PROSPECTS.

To date, we have completed limited preclinical studies on our sole drug candidate, ENT-103. We are currently in the process of conducting additional preclinical and toxicology studies that will be important in determining whether ENT-103 remains a viable drug candidate. No assurances can be given as to the results of or the time to complete these preclinical studies. ENT-103 may be found to be ineffective or cause harmful side effects during pre-clinical testing. In addition, interim results do not necessary predict final results. Negative or inconclusive results generated during these preclinical or toxicology studies, or any future clinical studies, will have an immediate material adverse effect on our operations and future prospects. In addition, any delay in the timing of the preclinical studies will adversely affect our ability to meet certain milestones with our limited remaining funds. Further, any negative results or delay in the preclinical studies will adversely affect our ability to raise additional funds through the issuance of securities or consummation of corporate partnering relationships.

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ENT-103, OR IF APPROVAL IS DELAYED, IT WILL INCREASE THE COST OF DEVELOPMENT, AND WILL LIKELY PREVENT OR DELAY OUR ABILITY TO SELL ENT-103 AND GENERATE REVENUE.

Our only current drug candidate, ENT-103, is in the preclinical development stage and we do not anticipate beginning human clinical trials with ENT-103 until 2004. We have not yet filed an IND with FDA or requested or received regulatory approval from the FDA for marketing products containing ENT-103. Neither ENT-103 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all.

The development of new pharmaceutical products is highly uncertain and subject to a number of risks. The FDA approval process generally takes years and consumes substantial capital resources with no assurance of ultimate success. We cannot apply for FDA approval to market ENT-103 until the product successfully completes all of the required clinical trials. Several factors may prevent our successful completion of the clinical trials, including negative or inconclusive preclinical results, failure or delays in the FDA approval process, insufficient capital resources, inability to properly design and complete clinical trials or insufficient proof that ENT-103 is safe and effective.

There can be no assurance that development of ENT-103 will be completed successfully, that we will not encounter problems in preclinical studies or clinical trials that will cause the delay or suspension of such trials, that current or future testing will show ENT-103 to be efficacious or that ENT-103 will receive regulatory approval. Moreover, even if ENT-103 does receive regulatory approval, there can be no assurance that ENT-103 will be commercially successful, or have all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of ENT-103 to receive timely regulatory approval and achieve commercial success will have a material adverse effect on our business and results of operations.

WE RELY ON THIRD PARTIES TO TEST, RESEARCH, DEVELOP AND MANUFACTURE ENT-103 AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY, WHICH COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

WE ARE EXPOSED TO VARIOUS LEGAL PROCEEDINGS, WHICH IF DETERMINED ADVERSELY, COULD NEGATIVELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

In February 2003, a complaint was filed in the Superior Court of the State of California against the Company and certain of its executive officers seeking unspecified damages and alleging that the defendants violated federal and state securities laws. The Company believes the claims are without merit and intends to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. In addition, the Company will incur legal and other fees to defend against this action and its management team may be distracted or need to devote significant time to this matter. As a result, there can be no assurance that the action will not have a material adverse effect on the Company's business.

WE ARE DEPENDENT ON CONTRACT MANUFACTURERS FOR THE PRODUCTION OF ENT-103 AND OUR FAILURE TO OBTAIN OR RETAIN THESE CONTRACT MANUFACTURERS WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

We have, and currently plan to continue to utilize, third party manufacturing for the production of material for use in our research and clinical trials and for the potential commercialization of ENT-103 and any future products we may develop. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we are solely dependent on contract manufacturers for all production of ENT-103 for development and commercialization purposes. In the event that we are unable to obtain or retain third-party manufacturing, we will not be able to manufacture ENT-103 as planned.

ENT-103'S CLASSIFICATION AS A CONTROLLED SUBSTANCE MAY LIMIT SALES AND INCREASE COSTS WHICH WOULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

As a controlled substance, ENT-103 will be subject to expensive and burdensome administrative requirements which will increase our costs. Moreover, these administrative requirements may discourage ENT-103 use and acceptance by the medical community, which would harm our business and results of operations.

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

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

The clinical testing of products containing ENT-103 entails risk of product liability claims. Medical testing has historically been litigious and we face financial exposure to product liability claims in the event that use of our products results in personal injury. We also face the possibility that defects in the manufacture of ENT-103 based products might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We anticipate purchasing product liability insurance in reasonable and customary amounts prior to our sale of ENT-103 based products. Such insurance can be expensive, difficult to obtain and may not be available in the future at reasonable cost or in sufficient amounts to protect us against losses due to liability. An inability to maintain insurance or to otherwise protect against potential product liability could prevent or inhibit our commercialization of ENT-103 products. Moreover, a product liability claim in excess of relevant insurance coverage or product recall could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FACE INTENSE COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. Rapid technological development may cause ENT-103 and any other products we develop to become obsolete before we can recoup all or any portion of our development expenses. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad, which are actively engaged in research and development of products in the therapeutic areas being pursued by us. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approval of products. Accordingly, our competitors may succeed in obtaining regulatory approval for their products more rapidly than we are able to obtain approval for ENT-103. If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no prior experience.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

We sublease 800 square feet of office space in Indio, California from one of our principal stockholders, Thomas T. Anderson, for a monthly rent of $800 on a month-to-month basis. We also lease approximately 1,150 square feet of office space in Chester, New York, for a monthly rent of $1,623. Unless extended for another year, this lease will expire in July 2003. We believe these leases are at or below market prices for comparable office space. We believe that our current space is adequate for our current and identified future needs.


ITEM 3.  LEGAL PROCEEDINGS.

In February 2003, a complaint was filed in the Superior Court of the State of California against the Company and certain of its executive officers seeking unspecified damages and alleging that the defendants violated federal and state securities laws. The Company believes the claims are without merit and intends to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business. As of the date of this report, we are not a party to any other material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

From February 25, 1998 until March 13, 2000, our common stock traded on the NASD OTC Bulletin Board under the trading symbol "ETOP". Since March 14, 2000 our common stock has been traded on the NASDAQ SmallCap Market under the trading symbol "ETOP". The following table sets forth the high and low closing prices per share for our common stock for the quarters indicated.

        Year ended December 31, 2001                  High                 Low
        ----------------------------                  ----                 ---
        First Quarter                                $ 3.59               $ 1.63
        Second Quarter                               $ 2.60               $ 1.56
        Third Quarter                                $ 2.13               $ 1.63
        Fourth Quarter                               $ 2.30               $ 1.87

        Year ended December 31, 2002                  High                 Low
        ----------------------------                  ----                 ---
        First Quarter                                $ 3.80               $ 2.05
        Second Quarter                               $ 3.85               $ 2.36
        Third Quarter                                $ 3.73               $ 0.38
        Fourth Quarter                               $ 0.44               $ 0.27

On March 21, 2003, the closing bid price of the common stock on the NASDAQ SmallCap Market was $0.60 per share.

PRICE RANGE OF WARRANTS

Since March 14, 2000, the warrants issued in our secondary public offering have been traded on the NASDAQ Small Cap Market under the trading symbol "ETOPW". The following table sets forth the high and low closing prices per warrant for the quarters indicated.

        Year ended December 31, 2001                  High                 Low
        ----------------------------                  ----                 ---
        First Quarter                                $ 1.00               $ 0.59
        Second Quarter                               $ 1.04               $ 0.61
        Third Quarter                                $ 0.62               $ 0.35
        Fourth Quarter                               $ 0.60               $ 0.30

        Year ended December 31, 2002                  High                 Low
        ----------------------------                  ----                 ---
        First Quarter                                $ 1.04               $ 0.44
        Second Quarter                               $ 1.00               $ 0.65
        Third Quarter                                $ 1.10               $ 0.09
        Fourth Quarter                               $ 0.10               $ 0.03

On March 21, 2003, the closing bid price of the warrants on the NASDAQ SmallCap Market was $0.09 per share.

HOLDERS

As of March 21, 2003, approximately 410 holders of record owned approximately 3,695,726 shares of our common stock with the remaining shares held in street name through registered brokers. As of March 21, 2003, approximately 24 holders of record owned 983,500 warrants with the remaining warrants held in street name through registered brokers.

DIVIDENDS

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. We have never declared or paid dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Instead, we will retain any earnings to finance the expansion of our business and for general corporate purposes. We are obligated to pay dividends on our Series B preferred stock, although we may elect to pay the dividends on the Series B preferred stock in shares of our common stock. As of December 31, 2002, we have issued 82,000 shares of common stock as dividends on our Series B preferred stock. Our Series A preferred stock is redeemable, non-voting preferred stock which is only redeemable from annual "Earnings", but not to exceed "Net Cash Flow from Operating Activities" as those terms are defined under Generally Accepted Accounting Principles, or GAAP.

NASDAQ LISTING REQUIREMENTS

Our common stock is currently listed on the Nasdaq SmallCap Market. We must satisfy certain listing requirements to maintain our SmallCap Market listing. Two important listing requirements are the requirement to maintain at least $2,500,000 in stockholders' equity and the requirement to maintain a minimum bid price of $1.00 per share.

The requirement to maintain at least $2,500,000 in stockholders' equity is a new listing requirement that became effective on November 1, 2002. Stockholders' equity is a line item that companies are required to report on their quarterly and annual balance sheets filed with the SEC. Stockholders' equity is a measure of the resources available to a company for its operations. By definition, stockholders' equity is the residual of whatever is left after enough assets are set aside to cover liabilities.

On September 3, 2002, we received a reminder from Nasdaq regarding the new stockholders' equity requirement, and its intent to start the delisting process for all companies that do not meet this requirement as of November 15, 2002, the deadline for filing third quarter financial results. In our Form 10-QSB for the third quarter, we reported that our stockholders' equity was $995,126. As a result, we received formal notice from Nasdaq on November 20, 2002, regarding our deficiency in stockholders' equity. During subsequent conversations, Nasdaq extended the date for our compliance with the stock holders' equity requirement until February 10, 2003.

In February 2003, we entered into separate agreements with each of the holders of our Series A preferred stock, in which these stockholders agreed to exchange each outstanding share of Series A preferred stock for one share of our Series A' preferred stock. The terms of the Series A' preferred stock are the same as the terms of the Series A preferred stock except the redemption provision of the Series A' preferred stock allows us to redeem the Series A' preferred stock in cash, common stock or any combination thereof and extends the redemption period to January 15, 2015. Because we can redeem the Series A' preferred stock with common stock at our discretion, we can include the outstanding Series A' preferred stock balance in our stockholders' equity balance. Adding the option to redeem these shares in common stock allows us to classify the Series A' preferred stock as stockholders' equity and allowed us to comply with Nasdaq's stockholders' equity requirement as of February 14, 2003. However, as we continue to use our available resources to support our operations, the stockholders' equity we report on our balance sheet will continue to decrease. As a result, unless we can raise additional funds to support our operations in the near term, we will fall back out of compliance with the stockholders' equity requirement of the Nasdaq SmallCap Market, and be subject to a delisting action by Nasdaq. We cannot assure you that we will be able secure additional funds within the timeframe required to maintain our listing on the Nasdaq SmallCap Market, or at all.

We also received a letter from Nasdaq on October 22, 2002 regarding the failure of our stock to maintain a minimum bid price level of at least $1.00 per share. This letter indicated that our common stock would be subject to delisting from the SmallCap Market unless we achieve a bid price of $1.00 or more for a period of ten consecutive days before April 21, 2003. We are exploring two options to satisfy this requirement. First, we intend to continue to develop ENT-103 as quickly as possible. If ENT-103 continues to show progress, our stock price may increase over the $1.00 threshold. Second, if our stock price does not increase over $1.00, we may approach our stockholders regarding a reverse stock split. If approved, a reverse stock split would effectively decrease the number of outstanding shares of our common stock, which would have the effect of increasing the per share price of the common stock. We cannot assure you that we will be able to satisfy the minimum bid listing requirement of the Nasdaq SmallCap Market, or that any actions that we take to comply with this listing requirement, will be successful.

SALES OF UNREGISTERED SECURITIES

We have issued securities to the following persons for the cash or other consideration indicated in transactions that were not registered under the 1933 Act.

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

                                     XXXIII.

In April 1998, the Registrant provided a stock option agreement to purchase 450,000 shares of the Registrant's common stock at $1.50 per share to Western Center for Clinical Studies, an organization retained to provide assistance in taking Esterom(R) through the clinical trial and New Drug Application approval process. In July 2000, upon completion of enrollment in the initial Phase III clinical trial, the Registrant terminated its agreements with this organization. The termination agreement allowed the organization to retain fully vested options to purchase 75,000 shares of the Registrant's common stock at $1.50 per share and options to purchase 15,195 shares at $1.50 that the organization had previously assigned to its employees and advisors. In addition, the Registrant granted the organization fully vested options to purchase 90,000 shares at $2.50 per share. Previously issued options to purchase 359,805 shares of the Registrant's common stock at $1.50 per share were canceled. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                     XXXIV.

In December 2000, the Board of Directors approved a compensation plan for the four members of the Registrant's Scientific and Medical Advisory Board, which included stock options aggregating 8,000 shares in exchange for services. The options are exercisable at $2.00 per share and vest in equal portions in December 2001 and 2002. The options expire five years from the dates they become exercisable. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                      XXXV.

In 2001, the Registrant provided stock option agreements to each of its directors (with the exception of the Registrant's president and chief operating officer) to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing February 1, April 1, or July 1, 2001, based on each director's service period, and ending upon the earlier of April 1, 2002 or the termination of the recipient's term as a director. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

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

                                     XXXXII.

In 2002, the Board of Directors approved a compensation plan for the Chairman and Vice Chairman of the Board for services provided to the Registrant. The Chairman and Vice Chairman were granted stock options with market values of $40,000 and $30,000 per year, respectively. The Chairman and Vice Chairman's compensation is payable in an option to purchase the Company's common stock. The options are exercisable until January 1, 2007, at $1.05 per share and vested ratably over a twelve month period. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                    XXXXIII.

In 2002, the Registrant provided stock option agreements to each of its directors (except the Registrant's president and chief executive officer) to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until April 1, 2007, at $3.85 per share. The options vest ratably on a monthly basis commencing April 1, 2002, and ending upon the earlier of April 1, 2003 or the termination of the recipient's term as a director. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                     XXXXIV.

In 2002, the Registrant provided a stock option agreement to purchase 40,000 shares of common stock to its president and chief operating officer for services provided to the Registrant, 20,000 exercisable at $2.05 per share for a period of five years, and 20,000 exercisable at $3.05 per share for a period of five years. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                     XXXXV.

In 2002, the Registrant provided a stock option agreement to purchase 13,750 shares of common stock to its vice president and chief financial officer for services provided to the Registrant, at an exercisable at $2.05 per share for a period of five years. The issuance of the options was made in reliance upon claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

                                     XXXXVI.

In December 2002, the Registrant granted options to acquire 100,000 shares of the Registrant's common stock to Mirador Consulting, a consulting organization retained to provide investor relations services to the Registrant. 50,000 of the options are exercisable at $0.75 per share and 50,000 of the options are exercisable at $1.50 per share until December 1, 2005. The Registrant claims the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We were incorporated in California in 1984 as Entropin, Inc., or old Entropin, and in 1998, completed an agreement and plan of merger with Vanden Capital Group, Inc., or Vanden, to exchange all of the issued and outstanding common shares of old Entropin for 5,220,000 shares of Vanden's common stock. As a result, old Entropin was merged into Vanden, and Vanden then changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation. In June 2002, we changed our state of incorporation from Colorado to Delaware. The reincorporation received approval of the holders of a majority of our outstanding shares. The reincorporation was accomplished by merging with and into Entropin, Inc., a Delaware corporation and our formerly wholly-owned subsidiary. Each share of common stock of the Colorado corporation was converted into one share of common stock of the Delaware corporation. Each share of Series A preferred stock of the Colorado corporation was converted into one share of Series A preferred stock of the Delaware corporation. Each share of Series B preferred stock of the Colorado corporation was converted into one share of Series B preferred stock of the Delaware corporation.

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials on our compounds. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future, or until we have received FDA approval for one of the proprietary compounds we attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of December 31, 2002, our accumulated deficit was approximately $29.4 million.

RESEARCH AND DEVELOPMENT

In February 2003, we met with our key scientific advisors to review the progress of the preclinical studies being performed at Harvard Medical School and the University of Arizona. Based on our review of these preclinical studies, ENT-103 continues to perform as an active pain reliever in preclinical models for post-incisional pain and neuropathic pain. Demonstrating preclinical pharmacology is the essential first step in the development of a drug and the data reviewed at this recent meeting continues to support the activity of ENT-103 as a potential new pain therapeutic. The key scientific observations from our review of these preclinical studies include:

         o        ENT-103 is effective in acute pain states
         o ENT-103 is effective against the consequences of acute inflammatory pain
         o        ENT-103 is effective against experimental neuropathic pain
         o ENT-103 suppresses the abnormal pain to tactile stimulation that occurs after an incision

The laboratory of Dr. Frank Porreca at the University of Arizona evaluated the effects of ENT-103 in three pain models: (1) acute pain representative of post-operative pain; (2) pain associated with acute and chronic inflammatory pain; and (3) neuropathic pain. Our review of the results from this preclinical research indicates that ENT-103 is an active compound that is effective in acute pain states, acute inflammatory pain, and neuropathic pain, but did not alter chronic inflammatory pain at the dose tested. Assuming the use if a delivery system that will effectively get the drug to the site of action, ENT-103 appears to be effective in the treatment of pain.

The laboratory of Dr. Gary Strichartz, Harvard Medical School, reported expanded studies of ENT-103 to treat the elevated pain, or hyperalgesia, that follows a surgical incision. Our review of these preclinical studies indicates that ENT-103 demonstrates complete anesthesia of the skin for two hours after injection. Post-incisional pain in animals, particularly pain that occurs from tactile stimulation of the skin that is normally not painful, is usually elevated for one to two weeks following an incision. Pre-incisional injections of ENT-103 produce a decline in this pain with almost complete suppression of the pain by 48 hours.

PLAN OF OPERATION

Based on our current operating budget, we believe our existing resource will fund our operations for the next twelve months. We intend to use our remaining funds to continue to finance the development and preclinical studies of our proprietary compound, ENT-103. We anticipate that we will complete the necessary preclinical research and toxicology studies for ENT-103 by the end of 2003. We recognize our need to obtain additional funds to support our operations. We are currently exploring our funding options as well as pursuing funding support through a corporate partnership, licensing arrangement, or merger. We cannot guarantee that we will be able to accomplish these tasks. Moreover, our actual expenses, obligations and liabilities may exceed those estimated in our budget, which would significantly shorten the time in which we could maintain our operations without obtaining additional funds.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001. The net loss for the year 2002 was approximately $5.4 million, or $0.54 per basic and diluted share on approximately 9.9 million weighted average shares outstanding. In comparison, the net loss for the year 2001 was approximately $3.9 million, or $0.40 per share on approximately 9.7 million weighted average shares outstanding. The net loss incurred during 2002 exceeds the net loss incurred during 2001, primarily because of the costs associated with conducting and closing our clinical trial for Esterom(R) solution during 2002.

Total research and development expenses were $3,048,063 for 2002, as compared to $2,315,076 for 2001. Total general and administrative expenses were $2,403,835 for 2002, as compared to $1,973,401 for 2001. These expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services.

Research and development expense, excluding non-cash compensation charges, was $3,044,988 in 2002, compared with $2,297,319 in 2001. This increase reflects the fact that the Company was actively involved in clinical trials during most of 2002.

General and administrative expense, excluding non-cash compensation charges, was $1,858,560 in 2002, compared with $1,394,168 in 2001. This increase relates primarily to increased costs for professional services including consultants, attorneys and insurance.

Non-cash compensation charged to research and development was $3,075 in 2002, compared with $17,757 in 2001. Non-cash compensation charged to general and administrative expense was $545,275 in 2002, compared with $579,233 in 2001. The decrease in non-cash compensation reflects the declining value of stock options granted in exchange for services as the underlying stock price declined and the options vested and were fully expensed.

Our interest income was $190,102 in 2002, as compared to $497,462 in 2001. This decrease reflects lower balances and declining interest rates for cash, cash equivalents and short-term investments during 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through December 31, 2002, we have received net cash proceeds from financing activities aggregating approximately $20.3 million. As of December 31, 2002, our working capital was approximately $3.8 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe that our available resources will provide sufficient capital resources for the next twelve months. Expectations about our long-term liquidity may prove inaccurate if development progress for our proprietary compounds is delayed, or if our expenses are greater than currently anticipated. We will not generate revenue from sales of any products in the foreseeable future.

On July 15, 2003, we must redeem all outstanding shares of our Series B preferred stock at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of December 31, 2002, 143,500 shares of Series B preferred stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $717,500.

Net cash used in operating activities was approximately $4.7 million in 2002, compared with $3.1 million in 2001. The cash used in operations was primarily related to funding clinical trials, expanding research and development activities and maintaining our administrative infrastructure.

As of December 31, 2002, our principal source of liquidity was approximately $3.9 million in cash, cash equivalents and short-term investments.

On July 15, 2002 and 2001, we issued 22,550 shares and 16,850 shares, respectively, of common stock as payment of the annual dividends accrued on our Series B preferred stock in accordance with the terms of our July 1998 private placement of 245,000 shares of Series B preferred stock at $5.00 per share. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.001 par value. Dividends accrue at the rate of $.50 per share per annum and are to be paid annually in arrears commencing July 15, 1998. At our election, annual dividends may be paid in cash and/or shares of our common stock at $5.00 per share.

We believe that our operating expenses will remain relatively low until we complete our preclinical research and will increase as we proceed with clinical trials, the new drug application, or NDA, process and other activities related to the FDA approval process. The estimated period for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital to fund future clinical trials and continue other research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the success or failure of our preclinical research and studies on ENT-103, the timing of future clinical trials and other activities related to the FDA approval process, the decision of the holders of Series B Preferred Stock to convert their outstanding shares into shares of our common stock, the cost and timing of sales, marketing and manufacturing activities, the extent to which our products, if any, gain market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on our business, results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

We routinely grant stock options to compensate officers, directors and employees for their services. This practice allows us to conserve our cash resources for our drug development program. We have adopted the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under these provisions, stock based compensation is measured based on the fair value of the options granted using the Black-Scholes option pricing model. Amounts recorded for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 based on the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges related to options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition. The adoption of SFAS No. 142 effective January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material effect on its results of operations or financial position.


ITEM 7.  FINANCIAL STATEMENTS.

The Financial Statements are set forth on pages F-1 to F-25 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During our two most recent fiscal years, there have been no changes in, or disagreements with, our accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item will be contained in the definitive proxy statement for our Annual Meeting of Stockholders on June 20, 2003, which is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item will be contained in the definitive proxy statement for our Annual Meeting of Stockholders on June 20, 2003, which is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item concerning security ownership of certain beneficial owners and management will be contained in the definitive proxy statement for our Annual Meeting of Stockholders on June 20, 2003, which is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in the definitive proxy statement for our Annual Meeting of Stockholders on June 20, 2003, which is incorporated herein by reference.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit
Number   Description
------   -----------

2.1 Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation (1)

3.1      Certificate of Incorporation of Entropin, Inc., a Delaware corporation
         (2)

3.2      Bylaws pf Entropin, Inc., a Delaware corporation (2)

3.3      Certificate of Designations of Series A' Preferred Stock of Entropin,
         Inc.

10.1     Stock Option Plan (3)

10.2 Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (4)

10.3 Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson (5)

10.4     Agreement Among Shareholders, dated June 29, 1998 (6)

10.5     1998 Compensatory Stock Plan (7)

10.6     Agreement Among Shareholders, dated March 3, 1999 (8)

99.1 Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

________________
(1) Incorporated by reference from the like numbered exhibits as filed with Registrant's quarterly report on Form 10-QSB, dated August 14, 2002.
(2) Incorporate by reference from the like numbered exhibits as filed with Registrant's Form 8-K on June 26, 2002.
(3) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, No. 33-23693 effective October 21, 1989.
(4) Incorporated by reference from the like numbered exhibit filed with the Registrant's Current Report on Form 8-K, as amended, dated January 15, 1998.
(5) Incorporated by reference from the like numbered exhibits filed with the Registrant's Annual Report on Form 10-KSB, dated April 15, 1998, as amended.
(6) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, No. 333-51737 effective August 21, 1998.
(7) Incorporated by reference from the like numbered exhibit as filed with the Registrant's Registration Statement on Form S-8 as filed on December 30, 1998.
(8) Incorporated by reference from the like numbered exhibits as filed with the Registrant's Pre-Effective Amendment No. 1 to Form SB-2 Registration Statement, Reg. No. 333-11308, dated March 9, 2000.

         (b)      REPORTS ON FORM 8-K.

         We did not file any reports on Form 8-K during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES.

         (a)      EVALUATION OF CONTROLS AND PROCEDURES

Within 90 days before the filing of this report, our President and Chief Executive Officer, Dr. Thomas G. Tachovsky, and our Chief Financial Officer, Patricia G. Kriss, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Dr. Tachovsky and Ms. Kriss concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with SEC disclosure obligations.

         (b)      CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2003                                ENTROPIN, INC.

                                                     By \s\ Higgins D. Bailey
                                                       ----------------------
                                                     Higgins D. Bailey,
                                                     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                  Title                               Date
----------                                  -----                               ----

\s\ Higgins D. Bailey, Ed.D.                Chairman of the Board               March 28, 2003
--------------------------------
Higgins D. Bailey, Ed.D.


\s\ Thomas G. Tachovsky, Ph.D.              President, Director and             March 28, 2003
--------------------------------            Chief Executive Officer
Thomas G. Tachovsky, Ph.D.


\s\ Patricia G. Kriss                       Chief Financial Officer,            March 28, 2003
--------------------------------            Vice President of Finance and
Patricia G. Kriss                           Administration, Secretary/
                                            Treasurer and (Principal Financial
                                            and Accounting Officer)


\s\ Wilson S. Benjamin                      Director                            March 28, 2003
--------------------------------
Wilson S. Benjamin


\s\ Randall L. Carpenter, M.D.              Director                            March 28, 2003
--------------------------------
Randall L. Carpenter, M.D.


\s\ Joseph R. Ianelli                       Director                            March 28, 2003
--------------------------------
Joseph R. Ianelli


\s\ Paul V. Maier                           Director                            March 28, 2003
--------------------------------
Paul V. Maier


\s\ Bruce R. Manning                        Director                            March 28, 2003
--------------------------------
Bruce R. Manning


\s\Dennis K. Metzler                        Director                            March 28, 2003
--------------------------------
Dennis K. Metzler

                                 CERTIFICATIONS

I, Thomas G. Tachovsky, certify that:

1. I have reviewed this annual report on Form 10-KSB of Entropin, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Thomas G. Tachovsky, Ph.D.
-------------------------------------
Thomas G. Tachovsky, Ph.D.
President and Chief Executive Officer

I, Patricia G. Kriss, certify that:

1. I have reviewed this annual report on Form 10-KSB of Entropin, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Patricia G. Kriss
-----------------------
Patricia G. Kriss
Chief Financial Officer

                                          ENTROPIN, INC.
                                  (A DEVELOPMENT STAGE COMPANY)


                                  INDEX TO FINANCIAL STATEMENTS


     Independent Auditors' Report                                                             F-2

     Report of Independent Certified Public Accountants                                       F-3

     Balance Sheets as of December 31, 2001 and 2002                                          F-4

     Statements of Operations for the Years Ended December 31, 2001 and 2002 and
     for the Period from August 27, 1984 (Inception) Through December 31, 2002                F-5

     Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended
     December 31, 2001 and 2002 and for the Period from August 27, 1984
     (Inception)
     Through December 31, 2000                                                                F-6

     Statements of Cash Flows for the Years Ended December 31, 2001 and 2002 and
     for the Period from August 27, 1984 (Inception) Through December 31, 2002                F-9

     Notes to Financial Statements                                                           F-11

                                               F-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Entropin, Inc.

We have audited the accompanying balance sheets of Entropin, Inc. (a development stage company) as of December 31, 2001 and 2002, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and for the period from August 27, 1984 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period from August 27, 1984 (inception) through December 31, 1999 were audited by other auditors whose report, dated February 4, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from August 27, 1984 (inception) through December 31, 1999 reflect a net loss applicable to common stockholders of $14,993,971 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 2001 and 2002, and the results of its operations and its cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and requirement for additional funding raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Diego, California
March 4, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Entropin, Inc.


We have audited the statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from August 27, 1984 (inception) through December 31, 1999 of Entropin, Inc. (a development stage company) none of which are presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
February 4, 2000

                                          ENTROPIN, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEETS
                                    December 31, 2001 and 2002

ASSETS                                                                 2001              2002
------                                                            -------------     -------------
Current assets:
    Cash and cash equivalents                                     $  4,609,562      $  2,906,853
    Short-term investments                                           4,098,692           990,000
    Accrued interest receivable                                         33,327             5,954
                                                                  -------------     -------------
       Total current assets                                          8,741,581         3,902,807

Patent costs, less accumulated amortization of
    $132,997 (2001) and $155,428 (2002)                                329,035           410,641
Property and equipment, net                                             11,197            12,210
Prepaid assets and deposits                                             40,954             3,126
                                                                  -------------     -------------

                                                                  $  9,122,767      $  4,328,784
                                                                  =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                              $    142,986      $     62,450

Series A redeemable preferred stock, $.001 (2001) and $.0001
    (2002) par value, 3,210,487 shares authorized, issued and
    outstanding, $1.00 per share redemption value                    3,210,487         3,210,487

Series B redeemable convertible preferred stock, $.001 (2001)
    and $.0001 (2002) par value, 400,000 shares authorized,
    168,500 (2001) and 143,500 (2002) shares issued and
    outstanding, $5.00 per share redemption value                      825,049           712,547

Commitments and contingencies (Note 6)

Stockholders' equity:
    Common stock, $.001 (2001) and $.0001 (2002) par value,
       50,000,000 shares authorized, 9,798,480 (2001) and
       9,912,587 (2002) shares issued and outstanding                    9,798               991
    Additional paid-in capital                                      29,037,558        29,801,165
    Unearned stock compensation                                        (62,780)          (72,479)
    Deficit accumulated during the development stage               (24,040,331)      (29,386,377)
                                                                  -------------     -------------
       Total stockholders' equity                                    4,944,245           343,300
                                                                  -------------     -------------

                                                                  $  9,122,767      $  4,328,784
                                                                  =============     =============

                         See accompanying notes to financial statements.
                                               F-4

                                           ENTROPIN, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                           For the Years Ended December 31, 2001 and 2002
            and for the Period from August 27, 1984 (Inception) Through December 31, 2002

                                                                                    Inception through
                                                    2001               2002         December 31, 2002
                                                -------------     -------------     -----------------
Costs and expenses:
   Research and development                     $  2,315,076      $  3,048,063         $ 14,693,578
   General and administrative                      1,973,401         2,403,835           14,892,366
                                                -------------     -------------        -------------

     Operating loss                               (4,288,477)       (5,451,898)         (29,585,944)
                                                -------------     -------------        -------------

Other income (expense):
   Interest income                                   497,462           190,102            1,466,128
   Interest expense                                       --                --             (242,811)
                                                -------------     -------------        -------------

     Total other income, net                         497,462           190,102            1,223,317

Net loss                                          (3,791,015)       (5,261,796)         (28,362,627)

Dividends applicable to Series B
   preferred stockholders                            (96,384)          (91,033)          (1,068,145)
                                                -------------     -------------        -------------
Net loss applicable to common stockholders      $ (3,887,399)     $ (5,352,829)        $(29,430,772)
                                                =============     =============        =============

Basic and diluted net loss per common share     $       (.40)     $       (.54)        $      (4.86)
                                                =============     =============        =============

Weighted average common shares outstanding         9,739,000         9,874,000            6,057,000
                                                =============     =============        =============

                           See accompanying notes to financial statements.
                                                F-5

                                                           ENTROPIN, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           For the Years Ended December 31, 2001 and 2002
                            and for the Period from August 27, 1984 (Inception) Through December 31, 2002
                                                                                                          Deficit
                                                                                                        accumulated        Total
                                                             Additional                  Unearned       during the     stockholders'
                                         Common stock         paid-in        Stock         stock        development        equity
                                        Shares    Amount      capital    subscriptions  compensation       stage         (deficit)
                                     -----------  -------   ------------   ----------   ------------   -------------   -------------
Balance, August 27, 1984
  (inception)                                --   $   --   $         --    $      --    $        --    $         --    $         --

   Cash contribution from
     stockholder                             --       --         50,000           --             --              --          50,000

   Cash received for common
     stock subscription                      --       --        150,000           --             --         150,000

   Stock contributions from
     stockholders                            --       --        927,000           --             --              --         927,000

   Shares issued pursuant to
     recapitalization                   480,051      480        219,620           --             --              --         220,100

   Shares issued pursuant to
     private placements               1,508,700    1,509      4,163,931           --             --              --       4,165,440

   Shares and warrants issued
     pursuant to secondary
     offering                         2,180,000    2,180     13,678,154           --             --              --      13,680,334

   Conversion of promissory
     notes to common stock              100,831      101        201,561           --             --              --         201,662

   Unearned stock compensation
     pursuant to issuance of
     common stock options                    --       --      7,734,722           --     (7,734,722)             --              --

   Amortization and valuation
     adjustment of unearned
     stock compensation                      --       --             --           --      7,647,286              --       7,647,286

   Shares issued from exercise
     of common stock options
     and warrants                        72,986       73         79,927           --             --              --          80,000

   Common stock warrants canceled
     in exchange for cash                    --       --       (330,000)          --             --              --        (330,000)

   Shares issued for cash             1,252,802    1,253        303,747     (150,000)            --              --         155,000

   Shares issued for services         3,990,954    3,989        140,723           --             --              --         144,712

   Issuance of Series B preferred
     stock with a beneficial
     conversion feature                      --       --        613,750           --             --        (613,750)             --

   Shares issued for Series B
     preferred stock dividend            47,100       48        235,452           --             --        (235,500)             --

   Conversion of Series B
    preferred stock to common
    stock                                55,000       55        264,649           --             --              --         264,704

   Accretion to mandatory
     redemption amount for
     Series B preferred stock                --       --        (41,571)          --             --              --         (41,571)

   Net loss for the period from
     August 27, 1984 (inception)
     through December 31, 2000               --       --             --           --             --     (19,309,816)    (19,309,816)
                                     -----------  -------   ------------   ----------   ------------   -------------   -------------
Balance, December 31, 2000            9,688,424    9,688     28,241,665           --        (87,436)    (20,159,066)      8,004,851

                                                   (Continued on following page)
                                           See accompanying notes to financial statements.
                                                                F-6

                                                           ENTROPIN, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           For the Years Ended December 31, 2001 and 2002
                            and for the Period from August 27, 1984 (Inception) Through December 31, 2002
                                                  (Continued from prededing page)
                                                                                                        Deficit
                                                                                                      accumulated         Total
                                                                         Additional     Unearned       during the      stockholders'
                                                    Common stock          paid-in         stock        development        equity
                                                   Shares     Amount      capital      compensation       stage         (deficit)
                                                -----------   -------   -------------   -----------   --------------   -------------
  Unearned stock compensation
    pursuant to issuance of
    common stock options                                --        --         435,322      (435,322)              --              --

  Amortization and valuation
    adjustment of unearned
    stock compensation                                  --        --              --       459,978               --         459,978

  Shares issued from exercise
    of common stock options                            195        --             292            --               --             292

  Shares issued for services                        69,811        70         175,500            --               --         175,570

  Conversion of Series B
    preferred stock to common
    stock                                           22,000        22         106,181            --               --         106,203

  Shares issued for Series B
    preferred stock dividend                        18,050        18          90,232            --          (90,250)             --

  Accretion to mandatory
    redemption amount for
    Series B preferred stock                            --        --         (11,634)           --               --         (11,634)

  Net loss for the year                                 --        --              --            --       (3,791,015)     (3,791,015)
                                                -----------   -------   -------------   -----------   --------------   -------------
Balance, December 31, 2001                       9,798,480     9,797      29,037,558       (62,780)     (24,040,331)      4,944,245

                                                   (Continued on following page)
                                           See accompanying notes to financial statements.
                                                                F-7

                                                           ENTROPIN, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           For the Years Ended December 31, 2001 and 2002
                            and for the Period from August 27, 1984 (Inception) Through December 31, 2002
                                                  (Continued from prededing page)
                                                                                                          Deficit
                                                                                                        accumulated        Total
                                                                            Additional     Unearned      during the    stockholders'
                                                        Common stock         paid-in         stock       development      equity
                                                      Shares     Amount      capital      compensation      stage        (deficit)
                                                   -----------  --------   -------------   ----------   -------------   ------------
  Change in par value of
    common stock in connection
    with reincorporation in Delaware                       --    (8,878)          8,878           --              --             --

  Unearned stock compensation
    pursuant to issuance of
    common stock options                                   --        --         539,962     (539,962)             --             --

  Amortization and valuation
    adjustment of unearned
    stock compensation                                     --        --              --      530,263              --        530,263

  Shares issued from exercise
    of common stock options                            59,604        60             (60)          --              --             --

  Shares issued for services                           12,653         7          18,080           --              --         18,087

  Conversion of Series B
    preferred stock to common
    stock                                              25,000         3         122,407           --              --        122,410

  Shares issued for Series B
    preferred stock dividend                           16,850         2          84,248           --         (84,250)            --

  Accretion to mandatory
    redemption amount for
    Series B preferred stock                               --        --          (9,908)          --              --         (9,908)

  Net loss for the year                                    --        --              --           --      (5,261,796)    (5,261,796)
                                                   -----------  --------   -------------   ----------   -------------   ------------
Balance, December 31, 2002                          9,912,587   $   991    $ 29,801,165    $ (72,479)   $(29,386,377)   $   343,301

                                           See accompanying notes to financial statements.
                                                                F-8

                                                        ENTROPIN, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENTS OF CASH FLOWS
                                        For the Years Ended December 31, 2001 and 2002
                         and for the Period From August 27, 1984 (Inception) Through December 31, 2002

                                                                                                              Inception through
                                                                         2001                  2002           December 31, 2002
                                                                     ------------          ------------       -----------------
Cash flows from operating activities:
   Net loss                                                          $(3,791,015)          $(5,261,796)          $(28,362,627)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                      30,761                28,115                223,380
       Loss on disposal of assets                                             --                 1,837                  1,837
       Services received in exchange for stock,
         stock options and warrants                                      596,990               548,350              9,864,338
       Services received in exchange for
         compensation agreements                                              --                    --              2,231,678
       (Increase) decrease in accrued interest receivable                198,312                27,373                 (5,954)
       (Decrease) increase in accounts payable                           (89,491)              (80,536)               270,147
       Other                                                             (37,955)               47,736                 55,487
                                                                     ------------          ------------          -------------
       Net cash used in operating activities                          (3,092,398)           (4,688,921)           (15,721,714)
                                                                     ------------          ------------          -------------

Cash flows from investing activities:
   Maturities (purchases) of short-term investments, net               1,722,377             3,108,692               (990,000)
   Patent costs                                                          (30,866)             (112,478)              (574,510)
   Purchase of property and equipment                                     (8,030)              (10,002)              (130,516)
                                                                     ------------          ------------          -------------
       Net cash provided by (used in) investing activities             1,683,481             2,986,212             (1,695,026)
                                                                     ------------          ------------          -------------

Cash flows from financing activities:
   Proceeds from shares issued pursuant to recapitalization                   --                    --                220,100
   Proceeds from issuance of common stock and warrants                       292                    --             18,281,066
   Proceeds from issuance of preferred stock                                  --                    --              1,142,750
   Proceeds from stockholder loans                                            --                    --                809,677
   Proceeds from stockholder advances                                         --                    --                 98,873
   Repayments of stockholder advances                                         --                    --                (98,873)
   Payment for cancellation of common stock warrant                           --                    --               (330,000)
   Proceeds from convertible notes payable                                    --                    --                200,000
                                                                     ------------          ------------          -------------
       Net cash provided by financing activities                             292                    --             20,323,593
                                                                     ------------          ------------          -------------
Net (decrease) increase in cash                                       (1,408,625)           (1,702,709)             2,906,853

Cash and cash equivalents at beginning of period                       6,018,187             4,609,562                     --
                                                                     ------------          ------------          -------------
Cash and cash equivalents at end of period                           $ 4,609,562           $ 2,906,853           $  2,906,853
                                                                     ============          ============          =============

                                                 (Continued on following page)
                                        See accompanying notes to financial statements.
                                                             F-9

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2002
  and for the Period From August 27, 1984 (Inception) Through December 31, 2002
                         (Continued from preceding page)


     Supplemental disclosure of cash flow information:

                                                               Inception through
                                            2001      2002     December 31, 2002
                                            ----      ----     -----------------

                Cash paid for interest      $ -       $ -         $ 242,811

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

                During the years ended December 31, 2001 and 2002 and the period from August 27, 1984 (inception) through December 31, 2002, the Company issued 69,811, 12,653 and 4,073,418 shares of common stock for services totaling $175,570, $18,087 and $338,369, respectively.

                During the years ended December 31, 2001 and 2002 and the period from August 27, 1984 (inception) through December 31, 2002, the Company issued 18,050, 16,850 and 82,000 shares, respectively, of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

                During the years ended December 31, 2001 and 2002 and the period from August 27, 1984 (inception) through December 31, 2002, the Company issued 22,000, 25,000 and 102,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock totaling $106,203, $122,410 and $493,317, respectively.

                 See accompanying notes to financial statements.
                                      F-10

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and summary of significant accounting policies
     -----------------------------------------------------------

     Organization and basis of presentation:

     Entropin, Inc. (the "Company"), a Delaware corporation, was organized as a California corporation in August 1984. The Company is a pharmaceutical research and development company focused on the development of its proprietary compound ENT-103(R) as a potent therapy for pain. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for its proprietary compounds, including its current drug, ENT-103, as well as fund raising.

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at December 31, 2002 of $29,386,377. Management anticipates additional operating losses for the foreseeable future. In addition, if the Company's outstanding Series B preferred shares have not been converted to shares of common stock prior to their July 15, 2003 mandatory redemption date, the Company will be required to redeem them at an approximate cost of $717,500. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company's ultimate continued existence is currently dependent on its ability to complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

     Because the Company has not yet completed product development, obtained regulatory approval, or verified the market acceptance and demand for any products it may develop, its activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     The Company completed a recapitalization during 1998. The Company also completed private offerings of 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500, $200,000 of convertible notes payable, and 1,508,700 shares of common stock for gross proceeds of $4,664,800. In addition, the Company raised approximately $13,700,000 through a secondary offering and sale of the underwriter's over-allotment during the first half of 2000.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     The Company currently holds fifty six issued and pending patent applications worldwide, including seven issued U.S. patents and 37 foreign patents and has three patents pending. The issued patents include two material composition patents covering the molecules contained in Esterom(R) solution (including ENT-102) which expire in 2012 and 2013. The Company has also filed a patent application with the United States Patent Office along with international counterparts that describes a method for the enrichment of the compounds covered in our composition of matter patents. This patent application describes a method for the production of Esterom(R) solution and its components, including ENT-102

     In August 2002, the Company filed a patent describing the manufacturing process for ENT-102. This patent application describes the preparation of commercial quantities of ENT-102 and other related compounds. In December 2002, the Company filed a composition of matter patent application for ENT-103.

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

     Cash equivalents and short-term investments:

     The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2002, the Company's short-term investments consisted entirely of certificates of deposit that are carried at amortized cost with an average remaining maturity period of 64 days.

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

     Stock-based compensation:

     The Company follows the fair value method of accounting for employee stock based compensation provided for in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Compensation cost for stock option grants is measured as the fair value of the options using the Black-Scholes option pricing model. Amounts recorded for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 based on the fair value of the consideration or the fair value of the equity instruments

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     issued, whichever is more reliably measured. Deferred charges related to options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

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

     Recent accounting pronouncements:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard addresses how intangible assets that are acquired individually or with a group of other assets, other than as part of a business combination, should be accounted for upon their acquisition. The adoption of SFAS No. 142 effective January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Company's results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material effect on its results of operations or financial position.

2.   Related party transactions
     --------------------------

     Lease agreement:

     The Company subleases on a month-to-month basis approximately 800 square feet of office space from a principal stockholder, at $800 per month. Rent expense related to the sublease was $9,600, $9,600 and $47,114 for the years ended December 31, 2001 and 2002 and for the period from August 27, 1984 (inception) through December 31, 2002, respectively.

     Conversion of long-term debt - stockholders:

     During January 1998, the Company converted $1,710,487 of long-term debt and accrued interest, incurred for cash advances and past services associated with research and development, into 1,710,487 shares of 8% non-voting, non-cumulative Series A preferred stock at $1.00 per share (see Note 4). The debt was owed to significant stockholders.

3.   Income taxes
     ------------

     The Company has not recorded income tax expense or benefit for the years ended December 31, 2001 and 2002 and the period from August 27, 1984 (inception) through December 31, 2002. This differs from the income tax benefit that would result from applying the federal statutory rate of 34% to net loss for these periods primarily as a result of a valuation allowance provided for deferred income tax assets and losses incurred through 1998 while the Company was reporting as an S Corporation for income tax purposes.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     At December 31, 2002, the Company has net operating loss carryforwards of approximately $15,482,000 for federal purposes and $13,612,000 for state purposes. The federal and state net operating loss carryforwards begin to expire in 2018 and 2004, respectively. At December 31, 2001 and 2002, deferred income tax balances and the related valuation allowance are as follows:

                                                                     2001             2002
                                                                 ------------     ------------
        Deferred income tax assets (liabilities) resulting from:

               Net operating loss carryforwards                  $ 4,397,000      $ 6,034,000

               Research and development credit carryforwards         583,000          457,000

               Basis difference in patent costs and
                property and equipment                              (117,000)        (152,000)

               Accrual to cash basis adjustments                      11,000           21,000

               Unearned stock compensation                         3,473,000        3,454,000

               Capital loss contribution                              28,000               --

               Capitalized research and development costs                 --           49,000
                                                                 ------------     ------------

               Total                                               8,375,000        9,863,000

         Less valuation allowance                                 (8,375,000)      (9,863,000)
                                                                 ------------     ------------
                                                                 $        --      $        --
                                                                 ============     ============

     A full valuation allowance has been established for deferred income tax assets, as utilization of the loss carryforwards and realization of other deferred income tax assets is not reasonably assured.

4.   Redeemable preferred stock
     --------------------------

     In December 1997, the Board of Directors approved an amendment to the Company's articles of incorporation to authorize the issuance of 10,000,000 shares of $.001 par value preferred stock in various series. In June 2002, the Company reincorporated in Delaware and changed the par value of its preferred stock from $.001 to $.0001 per share.

     In January 1998, the Company issued 3,210,487 shares of its Series A redeemable, non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders, accrued interest, and a $1,500,000 compensation agreement. The annual 8% dividend is based upon a $1.00 per share value and is only payable out of earnings. The Series A preferred stock is redeemable from 20% to 50% of annual earnings,

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     as long as redemption amounts do not exceed net cash flow from operating activities. Prior to February 14, 2003, the Series A preferred stock agreement required any redemption by the Company to be in the form of cash at a value of $1.00 per share and was to be automatically cancelled on January 16, 2005. On February 14, 2003, the Company entered into separate agreements with each of the holders of its Series A preferred stock, in which these stockholders agreed to exchange each outstanding share of Series A preferred stock for one share of Series A' preferred stock. The terms of the Series A' preferred stock are the same as the terms of the Series A preferred stock except the redemption provision of the Series A' preferred stock allows us to redeem the Series A' preferred stock in cash, common stock or any combination thereof and extends the redemption period to January 15, 2015. Because the Company can redeem the Series A' preferred stock with common stock at its discretion, the Company can include the outstanding Series A' preferred stock balance in the Company's stockholders' equity effective February 14, 2003. Had the exchange been completed effective as of December 31, 2002, the resulting inclusion of the outstanding Series A' preferred stock balance in the Company's stockholders' equity would have increased total stockholders' equity as of December 31, 2002 to $3,553,787.

     In July 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.0001 par value. The shares are convertible on a one-for-one basis into common stock. The $613,750 intrinsic value of this beneficial conversion feature was recorded by allocating this portion of the total net proceeds to additional paid-in capital, with an equal amount treated as an immediate deemed dividend to the preferred stockholders. The dividends accrue at the rate of $.50 per share per annum and are paid annually commencing July 15, 1999. At the Company's election, annual dividends were paid in shares of the Company's common stock at $5.00 per share at July 15, 1999, 2000, 2001 and 2002. A total of 102,000 Series B preferred shares have been converted as of December 31, 2002. All unconverted shares are subject to mandatory redemption at $5.00 per share on or before July 15, 2003. As of December 31, 2002, 143,500 shares of Series B preferred stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $717,500.The Company is accreting its Series B preferred stock up to the mandatory redemption amount. Such accretion amounts are treated as deemed dividends to preferred stockholders.

5.   Stockholders' equity
     --------------------

     Recapitalization:

     In December 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden's $.001 par value common stock, in a reverse acquisition.

     Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated during January 1998 and is presented on the statement of changes in stockholders' equity as an issuance of 480,051 shares of common stock for cash proceeds of $220,100 pursuant to recapitalization. In connection with the recapitalization, the Company issued options to purchase 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     for $2.80 per share, as required by a management advisory services contract as compensation for arranging the merger. The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000. The remaining options to acquire 180,001 shares were exercisable for a five-year period and expired in October 2002.

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

     Reincorporation:

     In June 2002, the Company changed its state of incorporation from Colorado to Delaware. The reincorporation was approved by the holders of a majority of its outstanding shares. The reincorporation was accomplished by merging with and into Entropin, Inc., a Delaware corporation and our formerly wholly-owned subsidiary. Each share of common stock of the Colorado corporation was converted into one share of common stock of the Delaware corporation. Each share of Series A preferred stock of the Colorado corporation was converted into one share of Series A preferred stock of the Delaware corporation. Each share of Series B preferred stock of the Colorado corporation was converted into one share of Series B preferred stock of the Delaware corporation.

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

     Stock options and warrants:

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

     In 2000, the Board of Directors approved a compensation plan for members of the Company's Scientific and Medical Advisory Board, which included stock options aggregating 8,000 shares in exchange for services. The options are exercisable at $2.00 per share and vested in equal portions in December 2001 and 2002. The options expire five years from the dates they became exercisable.

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

     In 2001, the Company provided a stock option agreement to purchase 100,000 shares of common stock to its president and chief operating officer at an exercise price of $2.05 per share. The options vest upon completion of specific performance milestones and expire five years from the date they become exercisable.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     In 2001, the Company provided a stock option agreement to purchase 95,000 shares of common stock to its vice president and chief financial officer at an exercise price of $2.05 per share. The options vest upon completion of specific milestones and expire five years from the date they become exercisable.

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

     In 2001, the Company provided a stock option agreement to a new director to purchase 1,666.67 shares of its common stock for each month of service as a director, exercisable until February 1, 2006, at $2.00 per share. The options vested and became exercisable ratably on a monthly basis from January 1, 2002 to April 1, 2002.

     In 2002, the Board of Directors approved a compensation plan for the Chairman and Vice Chairman of the Board for services provided to the Company, to be paid in stock options with market values of $40,000 and $30,000, respectively. The options are exercisable until January 1, 2007, at $1.05 per share and vested ratably over a twelve month period.

     In 2002, the Company provided stock option agreements to each of its directors (except the Company's president and chief executive officer) to purchase 1,666.67 shares of its common stock for each month of service (20,000 shares per each year of service) as a director exercisable until April 1, 2007, at $3.85 per share. The options vest ratably on a monthly basis commencing April 1, 2002, and ending upon the earlier of April 1, 2003 or the termination of the recipient's term as a director.

     In 2002, the Company provided a stock option agreement to purchase 40,000 shares of common stock to its president and chief executive officer for services provided to the Company. The 40,000 options were fully vested at grant and exercisable for a period of five years with 20,000 exercisable at $2.05 per share and 20,000 exercisable at $3.05 per share.

     In 2002, the Company provided a stock option agreement to purchase 13,750 shares of common stock to its vice president and chief financial officer for services provided to the Company. The options were fully vested at grant and exercisable at $2.05 per share for a period of five years.
     In December 2002, the Company granted options to acquire 100,000 shares of the Company's common stock to a consulting organization retained to provide investor relations services to the Company. The options were fully vested at grant with 50,000 options exercisable at $0.75 per share and 50,000 options exercisable at $1.50 per share until December 1, 2005.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

     The following is a summary of stock option activity:
                                                                                                  Options Exercisable
                                                                                                  -------------------
                                                                Option          Wtd. avg.                        Wtd. avg.
                                             Number           price per         exercise          Number          exercise
                                            of shares           share             price          of shares         price
                                            ---------           -----             -----          ---------         -----
   Balance, December 31, 1997                         -
   Granted                                    1,505,002     $.001 to $4.00        $2.26
   Canceled                                    (180,001)        $0.001           $0.001
                                             -----------                        --------

   Balance, December 31, 1998                 1,325,001                           $2.56            713,528         $3.31

   Granted                                    1,371,000     $3.00 to $5.00        $4.07
   Exercised                                    (20,000)        $4.00             $4.00
   Canceled                                     (55,000)    $3.00 to $4.00        $3.36
                                             -----------                        --------

   Balance, December 31, 1999                 2,621,001                           $3.43         1,647,669          $3.52

   Granted                                      138,000     $2.00 to $6.00        $3.49
   Exercised                                    (95,000)        $4.00             $4.00
   Canceled                                    (359,805)        $1.50             $1.50
                                             -----------                        --------

   Balance, December 31, 2000                 2,304,196                           $3.14         1,849,335          $3.44

   Granted                                      441,869     $1.00 to $2.05        $1.78
   Exercised                                       (195)        $1.50             $1.50
                                             -----------                        --------

   Balance, December 31, 2001                 2,745,870                           $2.96         2,210,859          $3.32

   Granted                                      365,750     $1.00 to $3.85        $2.34
   Exercised                                   (165,000)    $1.50 to $2.50        $2.05
   Expired                                     (180,001)        $2.80             $2.80
                                             -----------                        --------

   Balance, December 31, 2002                 2,766,619                           $2.90         2,356,619          $3.20
                                             ===========                        ========

                                     ENTROPIN, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO FINANCIAL STATEMENTS

     The following is a summary of stock warrant activity:

                                                                              Wtd. avg.
                                             Number        Warrant price      exercise
                                           of shares         per share          price
                                           ---------         ---------          -----
   Balance, December 31, 1998                      -

   Granted                                 1,200,181      $3.00 to $4.00       $3.17
   Canceled                                 (205,000)     $3.00 to $4.00       $3.02
                                          -----------                         -------

   Balance, December 31, 1999                995,181                           $3.20

   Granted                                 2,500,000      $8.75 to $10.50     $10.36
   Exercised                                 (10,000)         $4.00            $4.00
   Canceled                                 (101,681)         $4.00            $4.00
                                          -----------                         -------

   Balance, December 31, 2000              3,383,500                           $8.46

   Canceled                                 (100,000)         $3.00            $3.00
                                          -----------                         -------

   Balance, December 31, 2001
   and December 31, 2002                   3,283,500                           $8.63
                                          ===========                         =======

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     The following is additional information with respect to those options and warrants outstanding at December 31, 2002:

                                                                       Wtd.
                                                                       avg.
                                                                    remaining
         Option exercise         Number           Options          contractual
         price per share        of shares        exercisable       life in years
         ---------------        ---------        -----------       -------------

             $0.75                50,000            50,000              2.92
             $1.00               177,700           137,700              3.50
             $1.50                65,000            65,000              3.51
             $2.00               147,169           142,169              3.21
             $2.05               230,750           160,750              3.21
             $3.00               625,000           625,000              3.41
             $3.05                20,000            20,000              4.45
             $3.85               140,000           105,000              4.25
             $4.00               811,000           811,000              1.04
             $5.00               460,000           160,000              2.57
             $6.00                40,000            40,000              3.09
                              -----------       -----------
                               2,766,619         2,356,619              2.61
                              ===========       ===========

                                                                       Wtd.
                                                                       avg.
                                                                    remaining
         Warrant exercise        Number          Warrants          contractual
         price per share       of shares        exercisable       life in years
         ---------------       ---------        -----------       -------------

              $3.00              700,000           700,000           1.40
              $4.00               83,500            83,500           1.42
              $8.75              200,000           200,000           2.22
              $10.50           2,300,000         2,300,000           2.22
                              -----------       -----------
                               3,283,500         3,283,500           2.02
                              ===========       ===========

     At December 31, 2002, outstanding options and warrants aggregating 3,588,500 shares have certain registration rights and options and warrants aggregating 6,010,119 shares contain certain cashless exercise provisions.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     The fair value of issued but unearned options has been recorded as additional paid-in capital and unearned stock compensation. Unearned stock compensation was amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

                                                Year ended December 31,          Inception through
                                                  2001            2002           December 31, 2002
                                                  ----            ----           -----------------
     Research and development                 $  15,597        $   2,866          $     897,765

     General and administrative                 444,381          527,397              7,739,762
                                              ----------       ----------         --------------

                                              $ 459,978        $ 530,263          $   8,637,527
                                              ==========       ==========         ==============

6.   Commitments and contingencies
     -----------------------------

     Compensation agreements:

     In 1993, the Company entered into a thirty-year compensation agreement with certain limited partners owning 64.28% of the I.B.C. Limited Partnership ("I.B.C."). The limited partnership participated in the early development of Esterom(R) and owned the rights to three patents and certain intellectual property rights. Under the terms of the agreement, the Company acquired these patents and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company's receipt of a marketing partner's technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a pharmaceutical company for past expenses paid for development of Esterom(R) and/or products derived from the acquired patents and developed by the Company, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 2002, no amounts have been earned or accrued with respect to this agreement.

     In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of Esterom(R) and/or products derived from the acquired patents and developed by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum payment is payable when the Company is either reimbursed for expenditures for the development of Esterom(R) and/or products derived from the acquired patents and developed by the Company, or from the first revenue received by the Company from net sales of Esterom(R) and/or products derived from the acquired patents and developed by the Company. The quarterly payments are to be applied against the earned payment due the limited partners. The Company will receive a credit against the earned payments of 50% of monies expended in connection with preparing, filing, obtaining, and maintaining patents involved with the acquired rights.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


     Development and supply agreements:

     In July 2000, the Company entered into an agreement with a clinical research organization to assist in the clinical and regulatory processes for the preparation, submission, filing and approval of a NDA. The Company agreed to compensate the organization on an hourly basis at pre-approved consulting rates, plus reasonable and necessary expenses. The agreement may be terminated at any time by mutual written consent of the parties.

     In addition, the Company contracts with various organizations to provide research, development, manufacturing and packaging services on an as needed basis.

     Litigation:

     In February 2003, a complaint was filed in the Superior Court of the State of California against the Company and certain of its executive officers seeking unspecified damages and alleging that the defendants violated federal and state securities laws. The Company believes the claims are without merit and intends to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business. As of the date of this report, the Company is not a party to any other material legal proceedings.