Form 10KSB/A
period 2002-12-31
ENTROPIN INC
filed 2003-04-30
CIK 837600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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
                                                   ----------

The aggregate market value of voting stock held by non-affiliates as of April 1, 2003: $3,036,702

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

The number of shares of common stock, $.001 par value, outstanding as of April 1, 2003: 10,278,587

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I

Item 1.   Description of Business                                             1

Item 2.   Description of Property                                            12

Item 3.   Legal Proceedings                                                  12

Item 4.   Submission of Matters to a Vote of Security Holders                12


PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.          13

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         26

Item 7.   Financial Statements.                                              30

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                               30


PART III

Item 9.   Directors and Executive Officers of the Registrant.                31

Item 10.  Executive Compensation.                                            34

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.                      36

Item 12.  Certain Relationships and Related Transactions.                    38

Item 13.  Exhibits, List and Reports on Form 8-K.                            38

Item 14.  Controls and Procedures.                                           39

Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Commission on March 31, 2003 (the "Report") contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference to our proxy statement to be filed in anticipation of our 2003 annual meeting of stockholders. We do not anticipate filing our proxy statement within the time period required for such incorporation by reference to be effective, so we are amending the Report to include the information required to be included in Part III of the Report.

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

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         Our Board of Directors is divided into three classes with staggered terms, each class serving three years. The Class III directors, Higgins D. Bailey, Dennis K. Metzler and Thomas G. Tachovsky, will continue to serve until the date of the 2003 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified. The Class I directors, Paul V. Maier and Randall L. Carpenter, will continue to serve until the 2004 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified. The Class II directors, Wilson S. Benjamin, Joseph R. Ianelli and Bruce R. Manning, will continue to serve until the 2005 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified.

         The following table lists the names and ages and current positions of the members of our Board of Directors:

Name                               Age     Position
----                               ---     --------
Higgins D. Bailey                  73      Chairman of the Board and Director

Joseph R. Ianelli                  64      Vice Chairman of the Board and Director

Thomas G. Tachovsky                56      President, Chief Executive Officer and Director

Wilson S. Benjamin                 59      Director

Randall L. Carpenter, M.D.         49      Director

Paul V. Maier                      55      Director

Bruce R. Manning                   59      Director

Dennis K. Metzler                  62      Director

         Set forth below is biographical information for each of the members of our Board of Directors. Information regarding each director's beneficial ownership of our common stock as of April 1, 2003 is set forth under the caption "Principal Stockholders" below.

CLASS III DIRECTORS

         HIGGINS D. BAILEY, ED.D., joined us as an officer and director in July 1992 and is currently our Chairman of the Board. From July 1995 to December 1996, Dr. Bailey was President and Chief Executive Officer for the Pharmaceutical Educational and Development Foundation at the Medical University of South Carolina, Charleston, South Carolina, which formulates and manufactures pharmaceutical products. Since 1991, he has served as the business manager for Thomas T. Anderson Law Firm, Indio, California. Thomas T. Anderson is one of our principal stockholders. Dr. Bailey currently serves as Chairman of the Board for Criticare Systems, Inc., a public company that manufacturers and sells vital signs medical monitoring equipment. Dr. Bailey received a B.A. degree in biology from Eastern Washington University, an M.S. degree in program planning and personnel and an Ed.D. degree in administration and management from the University of California, Berkeley, California.

         DENNIS K. METZLER, joined us as a director in January 2002. Mr. Metzler is an attorney and entrepreneur with over 30 years of business experience. He is currently President of Metzler Enterprises, Inc. which operates in Fresno and San Diego, California, and is engaged in real estate projects in various parts of the United States. Previously Mr. Metzler was Chief Executive Officer and co-owner of his family's diversified and integrated farming business, H.P. Metzler & Sons, based in Fresno, California. Earlier Mr. Metzler practiced law in Los Angeles for twelve years with the law firm of Shutan and Trost (now Sidley, Austin, Brown & Wood). He received his J.D. from the University of Southern California Law School.

         THOMAS G. TACHOVSKY, PH.D., joined us as a director, President and Chief Executive Officer in November 1999. Since June 1997 he has held a series of interim senior management positions in development stage bio-pharmaceutical companies including Redox Pharmaceuticals Corporation, Novavax, Inc. and Paracelsian, Inc. From June 1995 to November 1997, he was a director and executive vice-president of Protyde Pharmaceuticals, Inc. From June 1991 to February 1998, he was general partner of MATCO & Associates, a bio-pharmaceutical industry consulting firm for corporate partnering, technology assessment and market valuation. He has held business development positions with Cytogen Corporation and Creative Biomolecules and was a research and development manager with Johnson & Johnson. Dr. Tachovsky received a B.S. degree in biology from Gonzaga University; a M.S. degree in management from Lesley College; and a Ph.D degree in microbiology from the University of Rochester School of Medicine.

CLASS II DIRECTORS

         WILSON S. BENJAMIN, joined us as a director in February 2000. Since 1992 he has been the President and Chief Executive Officer of Al Fawaris Co. where he is responsible for Al Fawaris' investments and participation in the management of certain of its portfolio companies. Since 1992 he has also served as the Chairman of the Board of Directors and Chief Executive Officer of ATO Ram 2 Ltd., where he is responsible for managing ATO's operations and its investments in public and private companies in the United States, Europe and the Persian Gulf States. Mr. Benjamin received a B.A. in business administration from Al Hikma University in Baghdad, Iraq.

         JOSEPH R. IANELLI, joined us as a director in February 2000. Since June 2002 he has been Vice President of Licensing for Paratek Pharmaceuticals. From 1999 through 2000 he was the President and Chief Executive Officer of PharmaConnect, Inc. responsible for design and development of an internet website for physicians. From 1999 through 2000 he also served as the President and Chief Executive Officer of Renaissance Pharmaceuticals, Inc., a development stage company involved in drug delivery technologies. From 1983 to January 1999 he served as the Senior Vice President of Business Development for Astra U.S.A., Inc. where he was responsible for acquisitions and licensing. At Astra, he served on the Executive Committee and was a member of the Management Advisory Board. Mr. Ianelli received a B.A. in Biology from Marist College, a M.A. in Biology from the State University of New York and an M.B.A. from Iona College.

         BRUCE R. MANNING, joined us as a director in July 2001. Mr. Manning is the president of New England Biomedical Research, Inc., or NEBR, a consulting firm organized to provide regulatory affairs and product development services to the pharmaceutical, medical device and biotechnology industries. Prior to founding NEBR in 1990, he was vice president of regulatory affairs and product development for Astra Pharmaceutical Products. During his 20-year career with Astra, he was part of teams responsible for development and obtaining regulatory approval for over 150 medical products. Mr. Manning's extensive experience with the FDA began early in his career when he was employed by the agency as a reviewer. He is a registered pharmacist with a B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston.

CLASS I DIRECTORS

         RANDALL L. CARPENTER, M.D., joined us as a director in January 2001. Since 2001 he has been the Chief Executive Officer and a member of the Board of Directors for Sention, Inc. From 1998 though 2000, Dr. Carpenter served as Vice President, Clinical Research & Development for Adolor Corporation and was the Director, 1998, and Associate Director, 1997 of Astra USA, Westboro, Massachusetts and Astra Pain Control, Sodertalje, Sweden. He has also served as an adjunct Associate Professor in the Department of Anesthesiology at Duke University Medical Center since 1998. From 1994 to 1997, he was an Associate Professor in the Department of Anesthesia at the Bowman Gray School of Medicine of Wake Forest University. Dr. Carpenter received his M.D. degree from the University of Michigan Medical School.

         PAUL V. MAIER, joined us as a director in July 2000. Since 1992 he has been the Senior Vice President and Chief Financial Officer of Ligand Pharmaceuticals, Inc. and has been a director and Chief Executive Officer of several of its subsidiaries. Mr. Maier also served as a Director, Vice Chairman and Treasurer of The Wellness Community in San Diego, California from 1993 until April 2003. Mr. Maier received a B.S. in Business Logistics from Pennsylvania State University and an M.B.A. from Harvard University.

         All members of our Board hold office until the election and qualification of their successors, or until death, resignation or removal. Wilson S. Benjamin, Randall L. Carpenter, Joseph R. Ianelli, Paul V. Maier, Bruce R. Manning and Dennis K. Metzler are independent directors.

EXECUTIVE OFFICERS

         The following table lists the names, ages and current positions of our executive officers:

Name                           Age     Position
----                           ---     --------
Higgins D. Bailey              73      Chairman of the Board and Director

Joseph R. Ianelli              64      Vice Chairman of the Board and Director

Thomas G. Tachovsky            56      President, Chief Executive Officer and Director

Patricia G. Kriss              52      Chief Financial Officer, Secretary and Treasurer

         Biographical information for Messrs. Tachovsky, Bailey and Ianelli and the other members of our Board of Directors is provided above. Patricia G. Kriss is our only executive officer who is not a member of our Board of Directors.

         PATRICIA G. KRISS, joined us in January of 2000 from Kendall-Jackson Winery, where she was employed since 1995, serving initially as Director of Finance and since 1997, as Corporate Treasurer. From 1984 to 1994, she was employed by Bay View Federal Bank where she held a number of increasingly responsible management positions, ultimately becoming Senior Vice President of Finance. Earlier in her career, Ms. Kriss served as Chief Financial Officer of Atlantex Industries, a manufacturing, sales and distribution company located in New Jersey, and Vice President of Harris, Bretall & McEldowney, Inc. an investment management firm located in San Francisco. Ms. Kriss received a B.S. in Business from the University of Missouri and an M.B.A. degree in finance from the College of Notre Dame.

         Officers serve at the discretion of our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Our officers and directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon the copies of Section 16(a) reports which we received from such persons or representations from them regarding their transactions in our equity securities, all Section 16(a) filing requirements applicable to our officers, directors and persons known to us who own more than 10% of our common stock complied with their reporting obligations were met in a timely manner, except Higgins D. Bailey did not timely file a Form 4 with respect to the disposition by bona fide gift of 10,000 shares of common stock on March 14, 2002. Dr. Bailey subsequently filed a Form 5/A reporting such disposition.

ITEM 10.          EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table provides certain summary information concerning compensation paid to our executive officers for the calendar years 2000, 2001 and 2002, whose salary and bonus for the fiscal year ended December 31, 2002 was in excess of $100,000 for their services rendered in all capacities to the Company. The listed individuals shall be referred to herein as the "Named Executive Officers."

                                            SUMMARY COMPENSATION TABLE
                                                                                           Long Term
                                                      Annual  Compensation             Compensation Awards
                                                      ------  ------------             -------------------

                                                                                                   Securities
                                                                                                   Underlying
                                                                                      Restricted    Options/
                                                                                        Stock         SARs           All Other
         Name and Position                    Year      Salary ($)       Bonus ($)     Awards($)   (# shares)     Compensation($)
         -----------------                    ----      ----------       ---------     ---------   ----------     ---------------
        Thomas G. Tachovsky,
        President and Chief Executive
        Officer since 11/99(1)

                                               2002       $242,000          -0-          -0-          42,000             -0-

                                               2001       $220,000          -0-          -0-         123,200             -0-

                                               2000       $200,000          -0-          -0-           -0-               -0-

        Patricia G. Kriss,
        Chief Financial Officer, Vice
        President of Finance &
        Administration, Secretary  and
        Treasurer since 6/00(2)

                                               2002       $151,250          -0-          -0-         13,750              -0-

                                               2001       $137,500          -0-          -0-         109,500             -0-

                                               2000       $100,000          -0-          -0-          20,000             -0-

__________________________________

(1) Upon joining the company in 1999, Dr. Tachovsky was granted options to purchase 400,000 shares of our common stock at $5.00 per share. In 2000, he assigned 20,000 of these options to Patricia G. Kriss, the Chief Financial Officer. These options vest and become exercisable upon the completion of specific milestones and expire five years from the date they become exercisable. In 2001, Dr. Tachovsky was granted options to purchase 100,000 shares of our common stock at $2.05 per share. Currently, 180,000 of Dr. Tachovsky's options are exercisable. In 2001, Dr. Tachovsky was granted options to purchase 23,200 shares of our common stock at $1.00 per share as a performance bonus for services provided during 2000, and in 2002, Dr. Tachovsky was granted options to purchase 22,000 shares of our common stock at $2.05 per share as a performance bonus for services provided during 2001. These performance bonus options are fully vested upon grant and are exercisable for a period of five years thereafter. Also in 2002, Dr. Tachovsky received options to purchase 20,000 shares of our common stock at $3.05 to replace the shares previously assigned to Patricia G. Kriss.

(2) Upon joining the company in 2000, Ms. Kriss was assigned options to purchase 20,000 shares of our common stock at $5.00 per share by Dr. Tachovsky. In 2001, Ms. Kriss was granted options to purchase 95,000 shares of our common stock at $2.05 per share. These options vest and become exercisable upon the completion of specific milestones and expire five years from the date they become exercisable. Currently, 45,000 of Ms. Kriss' options are exercisable. In 2001, Ms. Kriss was granted options to purchase 14,500 shares of our common stock at $1.00 per share as a performance bonus for services provided during 2000, and in 2002, Ms Kriss was granted options to purchase 13,750 shares of our common stock at $2.05 per share as a performance bonus for services provided during 2001. These performance bonus options are fully vested upon grant and are exercisable for a period of five years thereafter.

STOCK OPTION GRANTS

        In 2002, our executive officers were granted a total of 55,750 options to purchase our common stock. Of these options, 35,750 represent performance bonuses, and are exercisable at $2.05 per share for a period of five years and were fully vested as of June 14, 2002. The remaining 20,000 of these options were granted to Dr. Tachovsky to replace 20,000 options he granted to Ms. Kriss in 2000 and are exercisable at $3.05 per share

        The following table sets forth certain information regarding grants of stock options to the Named Executive Officers during 2002. No stock appreciation rights were granted to the Named Executive Officers during 2002.

                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                         (INDIVIDUAL GRANTS)

                                   Underlying       Granted to        Exercise                    Market Price
                                    Options        Employees in       Price(s)    Expiration        on Date
    Name                            Granted         Fiscal Year        ($/sh)        Date           of Grant
    ----                            -------         -----------        ------        ----           --------
    Thomas G. Tachovsky,
    President and Chief
    Executive Officer                 22,000             39.46         $  2.05       6/14/07          $3.05

                                      20,000             35.87         $  3.05       6/14/07          $3.05

    Patricia G. Kriss, Chief
    Financial Officer, Vice
    President of Finance &
    Administration, Secretary
    and Treasurer                     13,750             24.67         $  2.05       6/14/07          $3.05


DIRECTOR COMPENSATION

        Our non-employee directors receive $1,000 for each meeting of our Board of Directors they attend in person, $500 for each meeting of our Board of Directors they participate in by telephone conference and $500 for each committee meeting they participate in, either in person or by telephone conference. We also reimburse our directors for out-of-pocket expenses incurred to attend meetings of the Board of Directors or its committees. In addition, on April 1, 2002, each of our directors other than Dr. Tachovsky received options to purchase 20,000 shares of our common stock. Such options were fully vested as of March 31, 2003, remain exercisable for a period of five years after the date of grant and have an exercise price of $3.85 per share. In addition, on January 1, 2002, our Chairman, Dr. Bailey, and our Vice Chairman, Mr. Ianelli, received options to purchase 40,000 and 30,000 shares of our common stock, respectively. Such options were fully vested as of December 31, 2002, remain exercisable for a period of five years after the date of grant and have an exercise price of $1.05 per share.

EXECUTIVE EMPLOYMENT AGREEMENTS

        We entered into an employment agreement with Dr. Tachovsky on December 1, 1999, under which Dr. Tachovsky serves as our president and chief executive officer. Dr. Tachovsky was granted options in conjunction with his employment agreement to purchase up to 400,000 shares of common stock at a purchase price of $5.00 per share. These shares vest over time based on the achievement of specified performance objectives. If the performance objectives are not met, Dr. Tachovsky will not be eligible to vest in these performance vesting shares. Dr. Tachovsky assigned options to purchase 20,000 shares of our common stock to Patricia G. Kriss, our Chief Financial Officer. In the event of a change of control, merger or consolidation, all unvested options shall become fully vested at the effective date of such merger, consolidation or change of control. Dr. Tachovsky's employment agreement may be terminated by either party at any time, with or without cause, by providing written notice and is not for any specific period of time. In the event of termination of the employment agreement, all non-vested options will also terminate.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2002 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:


       PLAN CATEGORY          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                OF OPTIONS, WARRANTS      OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                                     AND RIGHTS            WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                                       PLANS (EXCLUDING
                                                                                    SECURITIES REFLECTED IN
                                                                                          COLUMN (a))
                                        (a)                        (b)                       (c)
----------------------------- -------------------------  ----------------------   ---------------------------
Equity compensation plans
approved by our                          0                         --                       393,780
stockholders(1)

Equity compensation plans            1,455,119                    $3.34                        0
not approved by our
stockholders(2)

Total                                1,455,119                    $3.34                     393,780

----------------
(1) Consists solely of the 1998 Compensatory Stock Plan.

(2) Consists of option grants to officers, directors and employees pursuant to individual non-qualified stock option agreements. These option grants have exercise prices ranging from $1.00 per share to $6.00 per share. Each option generally vests in installments over the optionee's period of service, although some options vest upon the achievement of certain milestones related to the development of our products and some options are fully vested on the date of grant. The options will vest on an accelerated basis in the case of any merger or consolidation of the Company with or into another corporation or any other type of reorganization which results in a change of control whereby the Company's board of directors prior to the reorganization represents less than a majority of the Company's board of directors after the reorganization. Each option generally has a maximum term of five to ten years. In addition, upon the death of an optionee, any options that the optionee was entitled to exercise on the date of death will be exercisable until the stated expiration date of the optionee's option by the person or persons to whom the optionee's rights pass under a will or by the laws of descent and distribution. All of the options are non-statutory options under the Federal tax laws.

PRINCIPAL STOCKHOLDERS

         The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 1, 2003, by:

         o each person known by us to own beneficially 5% or more of our common stock,
         o        each of our executive officers and directors, and
         o        all of our executive officers and directors as a group.

         The beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable on exercise of currently exercisable or convertible securities or securities exercisable or convertible within 60 days after the record date are deemed beneficially owned and outstanding for computing the percentage owned by the person holding such securities, but are not considered outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entitles named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise noted below, the address of each person is 45926 Oasis Street, Indio, California 92201.


                                               NUMBER OF                              NUMBER OF       PERCENTAGE
                                                SHARES              NUMBER OF          OPTIONS        OF SHARES
                                             BENEFICIALLY          EXERCISABLE       EXERCISABLE     BENEFICIALLY
NAME OF BENEFICIAL OWNERS                        OWNED               OPTIONS         IN 60 DAYS         OWNED
-------------------------                        -----               -------         ----------         -----
5% STOCKHOLDERS

Thomas T. Anderson                           1,394,093                    -                -          13.56%

DIRECTORS AND EXECUTIVE OFFICERS

Higgins D. Bailey                            1,301,316  (1)         405,834           10,000          16.06%

Wilson S. Benjamin                             125,000  (2)          63,334            3,333           1.85%

Randall L. Carpenter                             1,334               40,000            3,333           0.43%

Joseph R. Ianelli                                    -              153,334            8,333           1.55%

Patricia G. Kriss                               10,250  (3)          73,250                -           0.81%

Paul V. Maier                                    6,003               40,000            3,333           0.48%

Bruce R. Manning                                     -               36,667            3,333           0.39%

Dennis K. Metzler                                5,000               25,000            3,333           0.32%

Thomas G. Tachovsky                             19,000  (4)         245,200                -           2.51%

ALL DIRECTORS AND EXECUTIVE OFFICERS AS
A GROUP (9 PERSONS)                          1,467,903            1,082,619           34,998          24.40%
_____________________________________

(1) Includes shares owned in joint tenancy with Shirley A. Bailey, the spouse of Dr. Bailey.
(2) Includes 50,000 shares owned indirectly by ATO Ram 2, Ltd. in which Mr. Benjamin is a partner.
(3) Includes shares owned jointly by Patricia G. Kriss and Ronald F. Kriss and shares held by Ronald F. Kriss, spouse of Ms. Kriss. Does not include 70,000 shares issuable upon the exercise of stock options which are not vested.
(4) Includes shares held jointly with Lynn Baird, spouse of Dr. Tachovsky. Does not include 300,000 shares issuable upon exercise of stock options which are not vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We sublease approximately 800 square feet of office space from Thomas T. Anderson, one of our principal stockholders. The rent on the sublease is $800 per month. We believe this is a competitive lease rate for similar real estate in the area where the office is located.

At the time of this transaction we did not have any independent directors. However, this transaction was believed to be as favorable at the time as could have been obtained from any third party and was approved by our directors who did not have an interest in the transaction.


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

Date:  April 29, 2003                                ENTROPIN, INC.

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

Signatures                                  Title                               Date
----------                                  -----                               ----

\s\ Higgins D. Bailey, Ed.D.                Chairman of the Board               April 29, 2003
--------------------------------
Higgins D. Bailey, Ed.D.


\s\ Thomas G. Tachovsky, Ph.D.              President, Director and             April 29, 2003
--------------------------------            Chief Executive Officer
Thomas G. Tachovsky, Ph.D.


\s\ Patricia G. Kriss                       Chief Financial Officer,            April 29, 2003
--------------------------------            Vice President of Finance and
Patricia G. Kriss                           Administration, Secretary/
                                            Treasurer and (Principal Financial
                                            and Accounting Officer)


\s\ Wilson S. Benjamin                      Director                            April 29, 2003
--------------------------------
Wilson S. Benjamin


\s\ Randall L. Carpenter, M.D.              Director                            April 29, 2003
--------------------------------
Randall L. Carpenter, M.D.


\s\ Joseph R. Ianelli                       Director                            April 29, 2003
--------------------------------
Joseph R. Ianelli


\s\ Paul V. Maier                           Director                            April 29, 2003
--------------------------------
Paul V. Maier


\s\ Bruce R. Manning                        Director                            April 29, 2003
--------------------------------
Bruce R. Manning


\s\Dennis K. Metzler                        Director                            April 29, 2003
--------------------------------
Dennis K. Metzler

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

Date: April 29, 2003

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

Date: April 29, 2003

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