Form 10QSB
period 2003-03-31
ENTROPIN INC
filed 2003-05-15
CIK 837600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   MARCH 31, 2003
                                                ----------------------

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

                  For the transition period from ________ to ________

                  Commission file number     33-23693
                                         --------------------------


                                 ENTROPIN, INC.
                                 --------------
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

                      (1) Yes  X  No    ; (2) Yes  X  No
                              ---    ---          ---    ---

As of April 30, 2003, 10,278,587 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format        Yes     No  X
                                                         ---    ---

                                      INDEX
                                      -----


PART I.                     FINANCIAL INFORMATION
-------                     ---------------------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2002 and March 31, 2003 (unaudited)   2

          Statements of Operations - For the Three Months Ended March
          31, 2002 and 2003 and for the Period from August 27, 1984
          (Inception) through March 31, 2003 (unaudited)                      3

          Statement of Changes in Stockholders' Equity - For the Three
          Months Ended March 31, 2003 (unaudited)                             4

          Statements of Cash Flows - For the Three Months Ended March
          31, 2002 and 2003 and for the Period from August 27, 1984
          (Inception) through March 31, 2003 (unaudited)                      5

          Notes to Financial Statements (unaudited)                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

Item 3.   Controls and Procedures                                             21

PART II.                        OTHER INFORMATION
--------                        -----------------

Item 1.   Legal Proceedings                                                   22

Item 2.   Changes in Securities and Use of Proceeds                           22

Item 3.   Defaults upon Senior Securities                                     23

Item 4.   Submission of Matters to a Vote of Security Holders                 23

Item 5.   Other Information                                                   23

Item 6.   Exhibits and Reports on Form 8-K                                    23

          Signatures                                                          25

          Certifications                                                      26

PART I.  Item 1.
------

                                 ENTROPIN, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      December 31, 2002 and March 31, 2003

                                                            December 31,      March 31,
                                                               2002             2003
                                                           -------------   -------------
ASSETS                                                                      (UNAUDITED)
------
Current assets:
    Cash and cash equivalents                              $  2,906,853    $  3,061,802
    Short-term investments                                      990,000              --
    Accrued interest receivable                                   5,954              --
                                                           -------------   -------------

      Total current assets                                    3,902,807       3,061,802

Patent costs, less accumulated amortization of
    $163,869 (2002) and $172,664 (2003)                         410,641         407,919
Property and equipment, net                                      12,210          10,308
Prepaid assets and deposits                                       3,126         103,126
                                                           -------------   -------------

                                                           $  4,328,784    $  3,583,155
                                                           =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                       $     62,450    $    189,038


Series A redeemable preferred stock, $.0001 par
    value, 3,210,487 shares authorized, issued
    and outstanding, $1.00 per share redemption value         3,210,487              --

Series B redeemable convertible preferred stock,
    $.0001 par value, 400,000 shares authorized,
    143,500 (2002) and 133,500 (2003) shares issued
    and outstanding, $5.00 per share redemption value           712,547         662,892

Contingencies (Note 2)

Stockholders' equity:
    Series A' redeemable preferred stock, $.0001 par
      value, 3,210,487 shares authorized, issued and
      outstanding, $1.00 per share redemption value                  --       3,210,487
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, 9,912,587 (2002) and 10,047,587 (2003)
      shares issued and outstanding                                 991           1,005
    Additional paid-in capital                               29,801,165      29,903,306

    Unearned stock compensation                                 (72,479)             --
    Deficit accumulated during the development stage        (29,386,377)    (30,383,573)
                                                           -------------   -------------
      Total stockholders' equity                                343,300       2,731,225
                                                           -------------   -------------

                                                           $  4,328,784    $  3,583,155
                                                           =============   =============

                See accompanying notes to financial statements.

                                      ENTROPIN, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
        and for the Period from August 27, 1984 (Inception) Through March 31, 2003
                                        (Unaudited)

                                                                            Inception through
                                                  2002            2003        March 31, 2003
                                              -------------   -------------   -------------
Costs and expenses:
   Research and development                   $    840,448    $    412,063    $ 15,105,641
   General and administrative                      581,392         595,182      15,487,548
                                              -------------   -------------   -------------

     Operating loss                             (1,421,840)     (1,007,245)    (30,593,189)
                                              -------------   -------------   -------------

Other income (expense):
   Interest income                                  61,306          10,049       1,476,177
   Interest expense                                     --              --        (242,811)
                                              -------------   -------------   -------------
     Total other income, net                        61,306          10,049       1,233,366
                                              -------------   -------------   -------------

Net loss                                        (1,360,534)       (997,196)    (29,359,823)

Dividends applicable to Series B
   preferred stockholders                          (21,063)        (16,688)     (1,084,833)
                                              -------------   -------------   -------------

Net loss applicable to common stockholders    $ (1,381,597)   $ (1,013,884)   $(30,444,656)
                                              =============   =============   =============

Basic and diluted net loss per common share   $       (.14)   $       (.10)   $      (4.98)
                                              =============   =============   =============

Weighted average common shares outstanding       9,807,000      10,008,000       6,109,000
                                              =============   =============   =============

                      See accompanying notes to financial statements.

                                                ENTROPIN, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          For the Period from January 1, 2003 Through March 31, 2003

                                                  (UNAUDITED)

                                                                 Series A' redeemable
                                                                    preferred stock                Common stock
                                                                Shares         Amount         Shares         Amount
                                                             -------------  -------------  -------------  -------------
Balance, January 1, 2003                                               --   $         --      9,912,587   $        991

    Conversion of Series A preferred stock to
      Series A' preferred stock                                 3,210,487      3,210,487             --             --

    Amortization and valuation adjustment of
      unearned stock compensation                                      --             --             --             --

    Shares issued for services                                         --             --        125,000             13

    Conversion of Series B preferred stock to common stock             --             --         10,000              1

    Net loss for the period                                            --             --             --             --
                                                             -------------  -------------  -------------  -------------

Balance, March 31, 2003                                         3,210,487   $  3,210,487     10,047,587   $      1,005
                                                             -------------  -------------  -------------  -------------

                                                                                                            (CONTINUED)

                                                                                              Deficit
                                                                                            accumulated
                                                               Additional     Unearned       during the       Total
                                                                paid-in        stock        development   stockholders'
                                                                capital     compensation       stage         equity
                                                             -------------  -------------  -------------  -------------
Balance, January 1, 2003                                     $ 29,801,165   $    (72,479)  $(29,386,377)  $    343,300

    Conversion of Series A preferred stock to
      Series A' preferred stock                                        --             --             --      3,210,487

    Amortization and valuation adjustment of
      unearned stock compensation                                      --         72,479             --         72,479

    Shares issued for services                                     52,487             --             --         52,500

    Conversion of Series B preferred stock to common stock         49,654             --             --         49,655

    Net loss for the period                                            --             --       (997,196)      (997,196)
                                                             -------------  -------------  -------------  -------------

Balance, March 31, 2003                                      $ 29,903,306   $         --   $(30,383,573)  $  2,731,225
                                                             -------------  -------------  -------------  -------------

                                See accompanying notes to financial statements.

                                                       4

                                           ENTROPIN, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS

                         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
             and for the Period from August 27, 1984 (Inception) Through March 31, 2003
                                             (Unaudited)

                                                                                            Inception through
                                                                  2002            2003       March 31, 2003
                                                              -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                                   $ (1,360,534)   $   (997,196)   $(29,359,823)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                 8,653          10,697         234,077
       Loss on disposal of assets                                       --              --           1,837
       Services received in exchange for stock,
         stock options and warrants                                110,573         124,979       9,989,317
       Services received in exchange for
         compensation agreements                                        --              --       2,231,678
       (Increase) decrease in accrued interest receivable          (12,780)          5,954              --
       Increase in accounts payable                                317,011         126,588         396,735
       Other                                                      (160,910)       (100,000)        (44,511)
                                                              -------------   -------------   -------------
       Net cash used in operating activities                    (1,097,987)       (828,978)    (16,550,690)
                                                              -------------   -------------   -------------
Cash flows from investing activities:
   Maturities of short-term investments, net                       821,999         990,000              --
   Patent costs                                                    (18,999)         (6,073)       (580,583)
   Purchase of property and equipment                                   --              --        (130,517)
                                                              -------------   -------------   -------------
       Net cash provided by (used in) investing activities         803,000         983,927        (711,100)
                                                              -------------   -------------   -------------
Cash flows from financing activities:
   Proceeds from shares issued pursuant to recapitalization             --              --         220,100
   Proceeds from issuance of common stock and warrants                  --              --      18,281,066
   Proceeds from issuance of preferred stock                            --              --       1,142,750
   Proceeds from stockholder loans                                      --              --         809,676
   Proceeds from stockholder advances                                   --              --          98,873
   Repayments of stockholder advances                                   --              --         (98,873)
   Payment for cancellation of common stock warrant                     --              --        (330,000)
   Proceeds from convertible notes payable                              --              --         200,000
                                                              -------------   -------------   -------------
       Net cash provided by financing activities                        --              --      20,323,592
                                                              -------------   -------------   -------------
Net (decrease) increase in cash and cash equivalents              (294,987)        154,949       3,061,802

Cash and cash equivalents at beginning of period                 4,609,562       2,906,853              --
                                                              -------------   -------------   -------------

Cash and cash equivalents at end of period                    $  4,314,575    $  3,061,802    $  3,061,802
                                                              =============   =============   =============

                                    (continued on following page)
                           See accompanying notes to financial statements.


                                           ENTROPIN, INC.
                                    (A DEVELOPMENT STAGE COMPNAY)
                                      STATEMENTS OF CASH FLOWS

                         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
             AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH MARCH 31, 2003
                                             (UNAUDITED)

                                   (Continued from preceding page)


     Supplemental disclosure of cash flow information:

                                                               Three Months Ended March 31,  Inception through
                                                                  2002            2003        March 31, 2003
                                                              -------------   -------------   -------------
              Cash paid for interest during the period        $         --    $         --    $    242,811

     Supplemental disclosure of non-cash investing and financing activities:

                During the period from August 27, 1984 (inception) through March 31, 2003, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

                During the period from August 27, 1984 (inception) through March 31, 2003, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

                During the period from August 27, 1984 (inception) through March 31, 2003, the Company issued 82,000 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

                During the three months ended March 31, 2002 and 2003, and the period from August 27, 1984 (inception) through March 31, 2003, the Company issued none, 10,000 and 112,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock totaling $0, $49,655 and $542,972, respectively.



                 See accompanying notes to financial statements.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2002 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on April 30, 2003.

1.   Organization and selected accounting policies
     ---------------------------------------------

     Organization and basis of presentation:

     Entropin, Inc. (the "Company"), a Delaware corporation, was organized as a California corporation in August 1984. The Company is a pharmaceutical research and development company focused on the development of its proprietary compound ENT-103 as a potent therapy for pain. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for its proprietary compounds, including its current drug, ENT-103, as well as fund raising.

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at March 31, 2003 of $30,383,573. Management anticipates additional operating losses for the foreseeable future. In addition, if the Company's outstanding Series B preferred shares have not been converted to shares of common stock prior to their July 15, 2003 mandatory redemption date; the Company will be required to redeem them at an approximate cost of $667,500. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company's ultimate continued

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     existence is currently dependent on its ability to complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

     Because the Company has not yet completed product development, obtained regulatory approval, or verified the market acceptance and demand for any products it may develop, its activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

     During 1998, the Company consummated an agreement and plan of merger with Vanden Capital Group, Inc. ("Vanden"), a Colorado corporation, under which Vanden acquired all of the issued and outstanding common shares of the Company. The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, and a reverse acquisition with the Company as the acquirer.

     During 1998, the Company also completed private offerings of 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500, $200,000 of convertible notes payable, and 1,508,700 shares of common stock for gross proceeds of $4,664,800. During the first half of 2000, the Company raised approximately $13,700,000 through a secondary offering and sale of the underwriter's over-allotment.

     Stockholders' equity:

     On July 15, 2003, we must redeem all outstanding shares of our Series B preferred stock at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of March 31, 2003, 133,500 shares of Series B preferred stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $667,500.

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

     Patents:

     In August 2002, the Company filed a patent describing the manufacturing process for ENT-102. This patent application describes the preparation of commercial quantities of ENT-102 and other related compounds. In December 2002, the Company filed a composition of matter patent application for ENT-103.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     Recent accounting pronouncements:

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company's results of operations or financial position.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   Litigation
     ----------

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

3.   Series A' preferred stock
     -------------------------

     In February 2003, the Company's Board of Directors approved and authorized a Certificate of Designations of Series A' preferred stock. The Company subsequently entered into separate agreements with each of the holders of its Series A preferred stock, in which these stockholders agreed to exchange each outstanding share of Series A preferred stock for one share of Series A' preferred stock. The terms of the Series A' preferred stock are the same as the terms of the Series A preferred stock except the redemption provision of the Series A' preferred stock allows the Company to redeem the Series A' preferred stock in cash, common stock or any combination thereof and extends the redemption period to January 15, 2015. Adding the option to redeem these preferred shares in common stock allowed the Company to include the Series A' preferred stock in stockholders' equity.

4.   Subsequent event
     ----------------

     In April 2003, the Company issued of 225,000 shares of restricted common stock to an investor relations organization in exchange for services provided.

PART I.  ITEM 2.
-------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I - ITEM 1 OF THIS REPORT, AND THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the Safe Harbor provisions created by that statute. Our business and results of operations are subject to various risks and uncertainties including, but not limited to, those discussed under the caption "Factors That May Affect Our Future Results and the Trading Price of Our Common Stock" included elsewhere in this report, and in risk factors contained in our other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, our ability to raise significant additional capital; our ability to maintain our listing on the Nasdaq SmallCap Market; our history of significant operating losses; the ability to successfully complete formulation, development and preclinical studies for our sole drug candidate, ENT-103; the time, cost and uncertainty of obtaining regulatory approvals; and the ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials on our compounds. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future, or until we have received FDA approval for one of the proprietary compounds we attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of March 31, 2003, our accumulated deficit was approximately $30.4 million.

RESEARCH AND DEVELOPMENT

In February 2003, we met with our key scientific advisors to review the progress of the preclinical studies being performed at Harvard Medical School and the University of Arizona. Based on our review of these preclinical studies, ENT-103 continues to perform as an active pain reliever in preclinical models for post-incisional pain and neuropathic pain. Demonstrating preclinical pharmacology is the essential first step in the development of a drug and the data reviewed at this recent meeting continues to support the activity of ENT-103 as a potential new pain therapeutic. The key scientific observations from our review of these preclinical studies include:

    o    ENT-103 is effective in acute pain states;
    o ENT-103 is effective against the consequences of acute inflammatory pain;
    o    ENT-103 is effective against experimental neuropathic pain; and
    o ENT-103 suppresses the abnormal pain to tactile stimulation that occurs after an incision.

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

The laboratory of Dr. Gary Strichartz at Harvard Medical School reported expanded studies of ENT-103 to treat the elevated pain, or hyperalgesia that follows a surgical incision. Our review of these preclinical studies indicates that ENT-103 demonstrates complete anesthesia of the skin for two hours after injection. Post-incisional pain in animals, particularly pain that occurs from tactile stimulation of the skin that is normally not painful, is usually elevated for one to two weeks following an incision. Pre-incisional injections of ENT-103 produce a decline in this pain with almost complete suppression of the pain within 48 hours.

In April 2003, we announced that a panel of pain experts reviewed our preclinical program, and found that the preclinical data continues to support the development of ENT-103 as a potential analgesic/anesthetic, in particular for the treatment of post-incisional pain.

PLAN OF OPERATION

Based on our current operating budget, we believe our existing resources will fund our operations for approximately the next ten months. We intend to use our remaining funds to continue to finance the development and preclinical studies of our proprietary compound, ENT-103. We anticipate that we can complete the necessary preclinical research and toxicology studies for ENT-103 by the end of 2003. We recognize our need to obtain additional funds to support our operations. We are currently exploring our funding options as well as pursuing funding support through a corporate partnership, licensing arrangement, or merger. We cannot guarantee that we will be able to accomplish these tasks. Moreover, our actual expenses, obligations and liabilities may exceed those estimated in our budget, which would significantly shorten the time in which we could maintain our operations without obtaining additional funds.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003, COMPARED TO QUARTER ENDED MARCH 31, 2002. The net loss for the first quarter of 2003 was approximately $997,000, or $0.10 per basic and diluted share on approximately 10.0 million weighted average shares outstanding. In comparison, the net loss for the first quarter of 2002 was approximately $1.4 million, or $0.14 per share on approximately 9.8 million weighted average shares outstanding. The net loss incurred during the first quarter of 2002 exceeded the net loss incurred during the first quarter of 2003, primarily because of the costs associated with conducting our clinical trial for Esterom(R) solution during 2002.

Total research and development expenses were $412,063 for the first quarter of 2003, as compared to $840,448 for the first quarter of 2002. Research and development expenses during the first quarter of 2002 exceeded expenses during the first quarter of 2003, primarily because of clinical trial expenses incurred during 2002.

Total general and administrative expenses were $595,182 for the first quarter of 2003, as compared to $581,392 for the first quarter of 2002. These expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services of $124,979 for the first quarter of 2003 and $110,573 for the first quarter of 2002.

We earned interest income of $10,049 during the first quarter of 2003, as compared to $61,306 during the first quarter of 2002. This decrease reflects lower balances and declining interest rates for cash, cash equivalents and short-term investments during 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through March 31, 2003, we have received net cash proceeds from financing activities aggregating approximately $20.3 million. As of March 31, 2003, our working capital was approximately $2.9 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe that our available resources will provide sufficient capital resources for approximately the next ten months. Expectations about our liquidity may prove inaccurate if development progress for our proprietary compounds is delayed, or if our expenses are greater than currently anticipated. We will not generate revenue from sales of any products in the foreseeable future.

On July 15, 2003, we must redeem all outstanding shares of our Series B preferred stock at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of March 31, 2003, 133,500 shares of Series B preferred stock remained outstanding. If these shares have not been converted to shares of common stock prior to the mandatory redemption date, we will be required to redeem them at a cost of approximately $667,500.

Net cash used in operating activities was approximately $829,000 during the first quarter of 2003, compared with $1.1 million during the first quarter of 2002. The cash used in operations was primarily related to funding clinical trials, expanding research and development activities and maintaining our administrative infrastructure.

As of March 31, 2003, our principal source of liquidity was approximately $3.1 million in cash and cash equivalents.

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

On April 24, 2003, we received a notification from Nasdaq that our common stock was subject to delisting from the Nasdaq SmallCap Market for failure to comply with Nasdaq's $1.00 minimum bid price requirement. We have requested a hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination. Our hearing request will stay the delisting of our common stock pending a decision by the Panel. The Panel set the hearing date for May 29, 2003. There can be no assurance that the panel will grant our request for continued listing, and as a result, our common stock may be delisted from the Nasdaq SmallCap Market shortly after the hearing. If delisted from the Nasdaq SmallCap Market, our stock would trade on the OTCBB (Electronic Bulletin Board). Trading on the OTCBB, our stock could be less liquid and less attractive to potential investors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on our results of operations or financial position.

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

Our independent accountants' opinion on our 2002 financial statements includes an explanatory paragraph indicating substantial doubt, on the basis described in that paragraph, about our ability to continue as a going concern. We currently are able generally to pay our debts and meet our obligations as they become due, and we believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements for approximately the next ten months. Nevertheless, to continue long-term as a going concern, we need to raise additional funds to support our operations. Our future capital requirements will depend on many factors, including:

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

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. Any additional equity or debt financings would be dilutive to our stockholders. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. Any such collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies or products, and be dilutive to our stockholders. We cannot guarantee that we will be able to secure additional funds on reasonable terms, or at all. If we are unable to obtain additional funds to support our operations, we will be unable to complete our product development and will need to reduce or cease our operations.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ SMALLCAP MARKET.

To maintain the listing of our common stock and warrants on the Nasdaq SmallCap Market we are required to meet certain listing requirements, including maintaining a minimum bid price of $1.00 per share and at least $2,500,000 in stockholders' equity.

We received a letter from Nasdaq, dated October 22, 2002, stating that due to the minimum bid price levels for our common stock remaining under the $1.00 level for thirty consecutive trading days, we could be subject to delisting unless our common stock attains a bid price of $1.00 or more for a period of ten consecutive days before April 21, 2003. On April 24, 2003, we received a notification from Nasdaq that our common stock was subject to delisting from the Nasdaq SmallCap Market for failure to comply with Nasdaq's $1.00 minimum bid price requirement. We have requested a hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination. Our hearing request will stay the delisting of our common stock pending a decision by the Panel. The Panel set the hearing date for May 29, 2003. There can be no assurance that the panel will grant our request for continued listing, and as a result, our common stock may be delisted from the Nasdaq SmallCap Market shortly after the hearing.

Additionally, we are required to have at least $2,500,000 in stockholders' equity to maintain our listing on the Nasdaq SmallCap Market. At March 31, 2003, our stockholders' equity was $2,731,225. As we continue to use our available resources to support our operations, the stockholders' equity we report on our balance sheet will continue to decrease. As a result, unless we can raise additional funds to support our operations in the near term, we will fall out of compliance with the stockholders' equity requirement of the Nasdaq SmallCap Market, and be subject to a delisting action by Nasdaq. We cannot assure you that we will be able secure additional funds within the timeframe required to maintain our listing on the Nasdaq SmallCap Market, or at all.

We cannot assure you that we will be able to satisfy the minimum bid and stockholders' equity listing requirements of the Nasdaq SmallCap Market, or that any actions that we take to comply with these listing requirements will be successful. Should our common stock and warrants be delisted from the Nasdaq SmallCap Market, they would likely be traded on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. However, this alternative could result in a less liquid market available for existing and potential investors to trade shares of our common stock and warrants and could ultimately further depress the trading price of our common stock and warrants. In addition, we may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom(R) solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103 and during the regulatory approval process for ENT-103, including the New Drug Application and clinical trials. From our inception through March 31, 2003, we have incurred cumulative net operating losses of $30.4 million. We will not even be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval may take several years, if ENT-103 is approved at all. In addition, we will need to raise substantial additional capital to pursue the regulatory approval of ENT-103. As a result, we may never achieve a profitable level of operations, or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

PART II.
--------

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

SERIES A' PREFERRED STOCK

In February 2003, our Board of Directors approved and authorized a Certificate of Designations of Series A' preferred stock. We subsequently entered into separate agreements with each of the holders of our Series A preferred stock, in which these stockholders agreed to exchange each outstanding share of Series A preferred stock for one share of our Series A' preferred stock. The terms of the Series A' preferred stock are the same as the terms of the Series A preferred stock except the redemption provision of the Series A' preferred stock allows us to redeem the Series A' preferred stock in cash, common stock or any combination thereof and extends the redemption period to January 15, 2015.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarterly period ended March 31, 2003, we issued the following unregistered securities:

In January 2003, we issued an aggregate of 125,000 shares of restricted common stock to an investor relations organization in exchange for services provided.

In February 2003, the holder of 10,000 shares of Series B preferred stock converted these shares into 10,000 shares of our common stock. The issuance of the shares of common stock upon the conversion is exempt from registration in that there was no sale of the shares by the Company.

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

To date the net proceeds we received from our secondary offering and over-allotment have been used as follows: approximately $3.0 million for general and administrative expenses and working capital; approximately $7.0 million for clinical trials and associated research and development expenses; approximately $448,000 for research associated with reformulation and understanding Esterom(R)'s mechanism of action; and approximately $1.4 million for activities related to the preparation of our NDA. We have used a total of approximately $11.8 million of the secondary offering and over allotment proceeds. The remaining proceeds, plus interest earned on these funds, total approximately $3.0 million and are held in cash and money market funds. As part of general and administrative expenses, our directors have received cash payments of approximately $118,500 for their services; our officers have received approximately $658,000 for their services; and Thomas Anderson, who owns more than 10% of our common stock, indirectly received $29,000 in the form of rent for our office space which was paid to the Law Offices of Thomas Anderson.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the period January 1 to March 31, 2003 through the solicitation of proxies or otherwise.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         --------

  EXHIBIT NO.     DESCRIPTION
  -----------     -----------

     2.1 Agreement and Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware corporation, and Entropin, Inc., a Colorado corporation.(1)

     3.1 Certificate of Incorporation of Entropin, Inc., a Delaware corporation.(2)

     3.2          Bylaws of Entropin, Inc., a Delaware corporation.(2)

     3.3 Certificate of Designations of Series A' Preferred Stock of Entropin, Inc.(3)

    99.1          Certification of President and Chief Executive Officer under
                  Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

                  (1) Incorporated by reference from the like numbered exhibit as filed with the Company's quarterly report on Form 10-QSB on August 14, 2002.
                  (2) Inc Incorporated by reference from the like numbered exhibits as filed with the Company's quarterly report on Form 8-K on June 26, 2002.
                  (3) Incorporated by reference from the like numbered exhibit as filed with the Company's annual report on Form 10-KSB/A on April 30, 2003.

(b)      Reports on Form 8-K
         -------------------

During the current quarter and prior to filing this Report, we filed the following Current Reports on Form 8-K:

On April 30, 2003, we filed a Form 8-K attaching a press release in which we announced the receipt of a Nasdaq Staff Determination indicating that our common stock was subject to delisting from The Nasdaq SmallCap Market for failure to comply with Nasdaq's $1.00 minimum bid price requirement (Marketplace Rule 4310(c)(4)).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ENTROPIN, INC., a Delaware corporation


Date:    May 13, 2003               By:   /s/ Thomas G. Tachovsky, Ph.D.
                                          -------------------------------------
                                          Thomas G. Tachovsky, Ph.D.
                                          President and Chief Executive Officer

Date:    May 13, 2003               By:   /s/ Patricia G. Kriss
                                          -------------------------------------
                                          Patricia G. Kriss
                                          Chief Financial Officer

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

Date: May 13, 2003


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

Date: May 13, 2003

/s/ Patricia G. Kriss
-----------------------
Patricia G. Kriss
Chief Financial Officer