Form 10QSB
period 2003-06-30
ENTROPIN INC
filed 2003-08-13
CIK 837600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended      JUNE 30, 2003
                                                          ----------------------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from ________ to ________

                           Commission file number          33-23693
                                                 -------------------------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      (1) Yes _X_ No __; (2) Yes _X_ No __

As of July 31, 2003, 10,283,587 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format        Yes __ No _X_

                                      INDEX
                                      -----


PART I.                    FINANCIAL INFORMATION
-------                    ---------------------

Item 1.  Financial Statements

         Balance Sheets - December 31, 2002 and June 30, 2003 (unaudited)      2

         Statements of Operations - For the Three Months Ended June 30,
         2002 and 2003 (unaudited)                                             3

         Statements of Operations - For the Six Months Ended June 30,
         2002 and 2003 and for the Period from August 27, 1984
         (Inception) through June 30, 2003 (unaudited)                         4

         Statement of Changes in Stockholders' Equity - For the Six
         Months Ended June 30, 2003 (unaudited)                                5

         Statements of Cash Flows - For the Six Months Ended June 30,
         2002 and 2003 and for the Period from August 27, 1984
         (Inception) through June 30, 2003 (unaudited)                         6

         Notes to Financial Statements (unaudited)                             8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

Item 3.  Controls and Procedures                                              25

PART II.                            OTHER INFORMATION
--------                            -----------------

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 3.  Defaults upon Senior Securities                                      27

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 5.  Other Information                                                    27

Item 6.  Exhibits and Reports on Form 8-K                                     27

         Signatures                                                           29


PART I. Item 1

                                                     ENTROPIN, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                     BALANCE SHEETS
                                          December 31, 2002 and June 30, 2003

ASSETS                                                                        December 31, 2002     June 30, 2003
------                                                                        -----------------     -------------
                                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $  2,906,853       $  2,179,035
    Short-term investments                                                             990,000                 --
    Accrued interest receivable                                                          5,954                 --
    Refundable deposits                                                                  3,126            103,126
                                                                                  -------------      -------------
      Total current assets                                                           3,905,933          2,282,161

Patent costs, less accumulated amortization of
    $163,869 (2002) and $181,379 (2003)                                                410,641            411,198
Property and equipment, net                                                             12,210              8,876
                                                                                  -------------      -------------

                                                                                  $  4,328,784       $  2,702,235
                                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                                              $     62,450       $    104,554

Series A redeemable preferred stock, $.0001 par value;
    3,210,487 shares authorized, issued and outstanding,
    $1.00 per share redemption value                                                 3,210,487                 --

Series B redeemable convertible preferred stock, $.0001 par value;
    400,000 shares authorized, 143,500 (2002) and 128,500 (2003)
    shares issued and outstanding, $5.00
    per share redemption value                                                         712,547            638,064

Contingencies (Note 2)                                                                      --                 --

Stockholders' equity:
    Series A' redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, issued and outstanding,
      $1.00 per share redemption value                                                      --          3,210,487
    Common stock, $.0001 par value; 50,000,000 shares
      authorized, 9,912,587 (2002) and 10,283,587 (2003)
      shares issued and outstanding                                                        991              1,028
    Additional paid-in capital                                                      29,801,165         30,023,201
    Unearned stock compensation                                                        (72,479)              (173)
    Deficit accumulated during the development stage                               (29,386,377)       (31,274,926)
                                                                                  -------------      -------------
      Total stockholders' equity                                                       343,300          1,959,617
                                                                                  -------------      -------------

                                                                                  $  4,328,784       $  2,702,235
                                                                                  =============      =============

                                    See accompanying notes to financial statements.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2003
                                   (Unaudited)



                                                      2002             2003
                                                      ----             ----
Costs and expenses:
   Research and development                      $  1,053,647     $     92,405
   General and administrative                         735,884          805,723
                                                 -------------    -------------

     Operating loss                                (1,789,531)        (898,128)

Interest income                                        46,880            6,774
                                                 -------------    -------------

Net loss                                           (1,742,651)        (891,354)

Dividends applicable to Series B
   preferred stockholders                             (21,063)         (16,063)
                                                 -------------    -------------

Net loss applicable to common stockholders       $ (1,763,714)    $   (907,417)
                                                 =============    =============

Basic and diluted net loss per common share      $       (.18)    $       (.09)
                                                 =============    =============

Weighted average common shares outstanding          9,864,000       10,276,000
                                                 =============    =============

                 See accompanying notes to financial statements.

                                           ENTROPIN, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                           For the Six Months Ended June 30, 2002 and 2003
              and for the Period from August 27, 1984 (Inception) Through June 30, 2003
                                             (Unaudited)

                                                                                     Inception through
                                                     2002                2003          June 30, 2003
                                                 -------------      -------------      -------------
Costs and expenses:
   Research and development                      $  1,894,096       $    504,467       $ 15,198,045
   General and administrative                       1,317,275          1,400,905         16,293,271
                                                 -------------      -------------      -------------

     Operating loss                                (3,211,371)        (1,905,372)       (31,491,316)
                                                 -------------      -------------      -------------

Other income (expense):
   Interest income                                    108,186             16,823          1,482,951
   Interest expense                                        --                 --           (242,811)
                                                 -------------      -------------      -------------

     Total other income, net                          108,186             16,823          1,240,140
                                                 -------------      -------------      -------------

Net loss                                           (3,103,185)        (1,888,549)       (30,251,176)

Dividends applicable to Series B
   preferred stockholders                             (42,125)           (32,750)        (1,100,895)
                                                 -------------      -------------      -------------

Net loss applicable to common stockholders       $ (3,145,310)      $ (1,921,299)      $(31,352,071)
                                                 =============      =============      =============

Basic and diluted net loss per common share      $       (.32)      $       (.19)      $      (5.09)
                                                 =============      =============      =============

Weighted average common shares outstanding          9,850,000         10,144,000          6,164,000
                                                 =============      =============      =============

                           See accompanying notes to financial statements.


                                                          ENTROPIN, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CHARGES IN STOCKHOLDERS' EQUITY
                                               for the Six Months Ended une 30, 2003
                                                            (Unaudited)



                                                                Series A' redeemable                                      Additional
                                                                  preferred stock             Common stock                 paid-in
                                                               Shares         Amount       Shares        Amount            capital
                                                               -------        -------      -------       -------           -------
Balance, January 1, 2003                                              --  $         --     9,912,587  $        991  $ 29,801,165

    Conversion of Series A preferred stock to
       Series A' preferred stock                               3,210,487     3,210,487            --            --            --

    Amortization and valuation adjustment of
       unearned stock compensation                                    --            --            --            --           230

    Shares issued for services                                        --            --       356,000            35       147,324

    Conversion of Series B preferred stock to common stock            --            --        15,000             2        74,482

    Net loss for the period                                           --            --            --            --            --
                                                            ------------  ------------  ------------  ------------  ------------

Balance, June 30, 2003                                         3,210,487  $  3,210,487    10,283,587  $      1,028  $ 30,023,201
                                                            ============  ============  ============  ============  ============

                                                                     (continued)

                                                                                       Deficit
                                                                                     accumulated
                                                                       Unearned       during the       Total
                                                                         stock       development   stockholders'
                                                                      compensation      stage         equity
                                                                      ------------      -----         ------
Balance, January 1, 2003                                              $    (72,479)  $(29,386,377)  $    343,300

    Conversion of Series A preferred stock to
       Series A' preferred stock                                                --             --      3,210,487

    Amortization and valuation adjustment of
       unearned stock compensation                                          72,306             --         72,536

    Shares issued for services                                                  --             --        147,359

    Conversion of Series B preferred stock to common stock                      --             --         74,484

    Net loss for the period                                                     --     (1,888,549)    (1,888,549)
                                                                      -------------  -------------  -------------

Balance, June 30, 2003                                                $       (173)  $(31,274,926)  $  1,959,617
                                                                      =============  =============  =============

                                          See accompanying notes to financial statements.


                                                     ENTROPIN, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                        and for the Period from August 27, 1984 (Inception) Through June 30, 2003
                                                       (Unaudited)

                                                                                         Inception through
                                                                 2002             2003      June 30, 2003
                                                                 ----             ----      -------------
Cash flows from operating activities:
    Net loss                                                  $ (3,103,185)  $ (1,888,549)  $(30,251,176)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                              17,687         20,845        244,225
         Services received in exchange for stock,
            stock options and warrants                             306,308        219,895     10,084,233
         Services received in exchange for
            compensation agreements                                     --             --      2,231,678
         Decrease in accrued interest receivable                     9,423          5,954             --
         Increase in refundable deposits                                --       (100,000)      (100,000)
         Increase in accounts payable                              131,544         42,104        312,251
         Other                                                     (83,421)            --         57,326
                                                              -------------  -------------  -------------

         Net cash used in D59operating activities               (2,721,644)    (1,699,751)   (17,421,463)
                                                              -------------  -------------  -------------

Cash flows from investing activities:
    Maturities of short-term investments, net                    2,102,352        990,000             --
    Patent costs                                                   (36,255)       (18,067)      (592,577)
    Purchase of property and equipment                              (4,658)            --       (130,517)
                                                              -------------  -------------  -------------

         Net cash provided by (used in) investing activities     2,061,439        971,933       (723,094)
                                                              -------------  -------------  -------------

Cash flows from financing activities:
    Proceeds from shares issued pursuant to recapitalization            --             --        220,100
    Proceeds from issuance of common stock and warrants                 --             --     18,281,066
    Proceeds from issuance of preferred stock                           --             --      1,142,750
    Proceeds from stockholder loans                                     --             --        809,676
    Proceeds from stockholder advances                                  --             --         98,873
    Repayments of stockholder advances                                  --             --        (98,873)
    Payment for cancellation of common stock warrant                    --             --       (330,000)
    Proceeds from convertible notes payable                             --             --        200,000
                                                              -------------  -------------  -------------

         Net cash provided by financing activities                      --             --     20,323,592
                                                              -------------  -------------  -------------

Net (decrease) increase in cash and cash equivalents              (660,205)      (727,818)     2,179,035

Cash and cash equivalents at beginning of period                 4,609,562      2,906,853             --
                                                              -------------  -------------  -------------

Cash and cash equivalents at end of period                    $  3,949,357   $  2,179,035   $  2,179,035
                                                              =============  =============  =============


                                See accompanying notes to financial statements.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPNAY)
                            STATEMENTS OF CASH FLOWS

           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
    AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH JUNE 30, 2003
                                   (UNAUDITED)

                         (Continued from preceding page)


     Supplemental disclosure of cash flow information:

                                           Six Months Ended June 30,          Inception through
                                             2002            2003               June 30, 2003
                                             ----            ----               -------------
              Cash paid for interest
              during the period               $ -             $ -               $ 242,811

     Supplemental disclosure of non-cash investing and financing activities:

                During the period from August 27, 1984 (inception) through June 30, 2003, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

                During the period from August 27, 1984 (inception) through June 30, 2003, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

                During the period from August 27, 1984 (inception) through June 30, 2003, the Company issued 82,000 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

                During the six months ended June 30, 2002 and 2003, and the period from August 27, 1984 (inception) through June 30, 2003, the Company issued none, 15,000 and 127,000 shares of common stock for conversion of an equal number of shares of Series B preferred stock totaling $0, $79,448 and $572,766, respectively.

                 See accompanying notes to financial statements.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on April 30, 2003.

1.   Organization and selected accounting policies
     ---------------------------------------------

     Organization and basis of presentation:

     Entropin, Inc. (the "Company"), a Delaware corporation, was organized as a California corporation in August 1984. The Company is a pharmaceutical research and development company focused on the development of its proprietary compound ENT-103 as a potent therapy for pain. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for its proprietary compounds, including its current drug candidate, ENT-103, as well as fund raising.

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2003 of $31,274,926. Management anticipates additional operating losses for the foreseeable future. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company's ultimate continued existence is currently dependent on its ability to complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Stockholders' equity:

     As of June 30, 2003, 128,500 shares of the Company's Series B preferred stock remained outstanding. On July 15, 2003, all outstanding shares of our Series B preferred stock were subject to redemption at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. On July 18, 2003, the Company's Board of Directors resolved to pay the final annual dividend with stock and authorized the issuance of 12,850 shares of the Company's common stock as payment for the final dividend. On July 30, 2003, the Company sent each holder of Series B preferred stock a recapitalization agreement, under which the Company agreed to exchange each outstanding share of Series B preferred stock for
     9.4967 shares of its common stock rather than redeeming the Series B preferred stock for cash. As of August 11, 2003, the holders of all outstanding shares of Series B preferred stock had agreed to exchange their shares of Series B preferred stock for common stock pursuant to a recapitalization agreement with the Company. As a result, there are no longer any shares of Series B preferred stock outstanding as of August 11, 2003, and the Company's redemption obligation to the prior holders of Series B preferred stock has terminated.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Patents:

     The Company believes that patents and other proprietary rights are important to its business. It is the Company's policy to file patent applications to protect its technology, inventions and improvements to inventions that are considered important to the development of its business. The Company currently holds 61 issued and pending patent applications worldwide, including seven issued U.S. patents and 42 issued foreign patents. The Company has four patents pending in the U.S. and eight pending foreign patents. The issued U.S. patents include two material composition patents covering the molecules contained in Esterom(R) solution (including ENT-102) which expire in 2012 and 2013, respectively. The Company has also filed a patent application with the United States Patent Office along with international counterparts that describes a method for the enrichment of the compounds covered in its composition of matter patents. This patent application describes a method for the production of Esterom(R) solution and its components, including ENT-102.

     In August 2002, the Company filed a patent describing the manufacturing process for ENT-102. The patent application describes the preparation of commercial quantities of ENT-102 and other related compounds.

     In December 2002, the Company filed a composition of matter patent application for ENT-103. The patent application describes a new chemical entity, or NCE, that is prepared by combining benzoylecgonine and 1,3 propanediol. ENT-102 is prepared synthetically by combining benzoylecgonine and 1,2 propanediol. This is an example of Structure Activity Relationship, or SAR, technology, which is the basis for systematically developing NCEs with potentially different safety and efficacy profiles, as well as NCEs for new indications. This new patent application claims composition of matter containing ENT-103 and also provides the potential for the development of a number of additional new chemical entities. The Company believes its other patents also provide the framework for the discovery of additional NCEs using SAR.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Recent accounting pronouncements:

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company's results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company's results of operations or financial position.

2.   Litigation
     ----------

     In February 2003, a complaint was filed in the Superior Court of the State of California against the Company and certain of its executive officers seeking unspecified damages and alleging that the defendants violated federal and state securities laws. The Company believes the claims are without merit and filed a motion for summary judgment with the court on July 30, 2003. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business. As of the date of this report, we are not a party to any other material legal proceedings.

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

4.   Nasdaq delisting
     ----------------

     Effective June 26, 2003, the Company's common stock and warrants were delisted from the Nasdaq SmallCap Market for failure to comply with the $1.00 minimum bid price requirement. The Company's common stock and warrants now trade on the OTC Bulletin Board under the symbols "ETOP" and "ETOPW," respectively. Trading on the OTC Bulletin Board could result in a less liquid market available for existing and potential investors to trade shares of the Company's common stock and warrants and could ultimately further depress the trading price of the Company's common stock and warrants. In addition, the Company may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

5.   Subsequent events
     -----------------

     On July 21, 2003, the Company announced a research agreement with a specialty pharmaceutical company. Under the research agreement, the Company will provide its proprietary compound, ENT-103, and the partner will create several new formulations that will include its proprietary excipient. The partner's excipient promotes enhanced absorption of drugs across dermal, mucosal and ocular membranes. The new formulations will be tested by the Company's paid researchers at Harvard Medical School, the University of Arizona or other academic institutions as deemed appropriate. The goal of this research agreement is to determine the feasibility of developing new topical products with ENT-103 for commercialization.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     On July 29, 2003, the Company announced that it had engaged InvestLinc Capital Services, a full-service investment banking firm. InvestLinc will assist the Company in identifying potential strategic relationships and sources of additional capital to finance the Company's growth and further development of its proprietary compound, ENT-103. InvestLinc will also help identify potential investors and/or strategic partners for the Company, including merger and acquisition candidates. The Company cannot guarantee that it will be able to accomplish its financing goals, establish suitable strategic relationships or identify suitable merger or acquisition candidates.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials on our compounds. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of June 30, 2003, our accumulated deficit was approximately $31.3 million.

RESEARCH AND DEVELOPMENT

Prior to our current focus on ENT-103, we completed four preclinical animal studies, Phase I, Phase II and Phase II/III human clinical trials for our first compound, known as Esterom(R) solution. In January 2002, we reported that Dr. Gary Strichartz, Ph.D., Professor of Anesthesia and Director of the Pain Research Center at Harvard Medical School, and his team of researchers identified the active ingredient in Esterom(R) solution, which we named ENT-102. Results of our initial preclinical studies revealed that ENT-102 effectively blocks nerve impulse conduction and when injected into animals may have long-lasting properties to reduce and manage pain.

Based on these findings and the results of our Phase II/III clinical study with Esterom(R) solution, we decided to forego further development of Esterom(R) solution and pursue development of ENT-102. In January 2003, we announced the discovery of a new chemical entity, ENT-103, the simplified next generation of ENT-102. ENT-103 is a single chemical compound that exists as a single molecular species. In contrast, ENT-102 is a single chemical compound comprised of a mixture of four chemical species. Due to the demonstrated pain reduction equivalency of ENT-103 and ENT-102 in preclinical studies, and the advantages of pursuing regulatory approval with a single molecule versus a mixture of four molecules, we decided to focus on the development of ENT-103 as a therapy for treatment of acute pain.

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

RESEARCH AGREEMENT

On July 21, 2003, we announced a research agreement with a specialty pharmaceutical company. Under the research agreement, we will provide our proprietary compound, ENT-103, and the partner will create several new formulations that will include its proprietary excipient. The partner's excipient promotes enhanced absorption of drugs across dermal, mucosal and ocular membranes. The new formulations will be tested by our paid researchers at Harvard Medical School, the University of Arizona or other academic institutions as deemed appropriate. The goal of this research agreement is to determine the feasibility of developing new topical products with ENT-103 for commercialization.

OUTSOURCING STRUCTURE

We maintain a limited management team and support structure for our company, involving three full-time employees and two part-time employees. We contract with various organizations and third parties to provide services and expertise to us in areas such as research and development, preclinical research and toxicology studies, clinical trials and regulatory approval applications, clinical supply and manufacturing of our products, product packaging, and enhanced drug formulation.

PLAN OF OPERATION

Based on our current operating budget, we believe our existing resources will fund our operations for approximately the next six to nine months. We intend to use our remaining funds to continue to cover operating costs and finance limited development of our proprietary compound, ENT-103. We recognize our need to obtain additional funds to support our operations. With this in mind, we have retained the investment banking firm, InvestLinc Capital Services LLC. InvestLinc will assist the Company in identifying potential strategic relationships and sources of additional capital to finance the Company's growth and further development of its proprietary compound, ENT-103. InvestLinc will also help identify potential investors and/or strategic partners for the Company, including merger and acquisition candidates. We cannot guarantee that we will be able to accomplish our financing goals, establish suitable strategic relationships or identify suitable merger or acquisition candidates. Moreover, our actual expenses, obligations and liabilities may exceed those estimated in our budget, which would significantly shorten the time in which we could maintain our operations without obtaining additional funds.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO QUARTER ENDED JUNE 30, 2002. The net loss for the first six months of 2003 was approximately $1,921,000, or $0.19 per basic and diluted share on approximately 10.1 million weighted average shares outstanding. In comparison, the net loss for the first six months of 2002 was approximately $3.1 million, or $0.32 per share on approximately 9.9 million weighted average shares outstanding. The net loss incurred during the first six months of 2002 exceeded the net loss incurred during the first six months of 2003, primarily because of the costs associated with conducting our clinical trial for Esterom(R) solution during 2002.

Total research and development expenses were approximately $504,000 for the first six months of 2003, as compared to approximately $1,894,000 for the first six months of 2002. Research and development expenses during the first six months of 2002 exceeded expenses during the first six months of 2003, primarily because of clinical trial expenses incurred during 2002.

Total general and administrative expenses were approximately $1,401,000 for the first six months of 2003, as compared to approximately $1,317,000 for the first six months of 2002. These expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services of approximately $218,000 for the first six months of 2003 and approximately $306,000 for the first six months of 2002.

We earned interest income of approximately $16,800 during the first six months of 2003, as compared to approximately $108,000 during the first six months of 2002. This decrease reflects lower balances and declining interest rates for cash, cash equivalents and short-term investments during 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through June 30, 2003, we have received net cash proceeds from financing activities aggregating approximately $20.3 million. As of June 30, 2003, our working capital was approximately $2.2 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception. Based on our current plans, we believe that our available resources will provide sufficient capital resources for approximately the next six to nine months. Expectations about our liquidity may prove inaccurate if development progress for our proprietary compounds is delayed, or if our expenses are greater than currently anticipated. We will not generate revenue from sales of any products in the foreseeable future.

As of June 30, 2003, 128,500 shares of Series B preferred stock remained outstanding. On July 15, 2003, all outstanding shares of our Series B preferred stock were subject to redemption at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. On July 18, 2003, the Board of Directors resolved to pay the final annual dividend with stock and authorized the issuance of 12,850 shares of the Company's common stock as payment for the final dividend. On July 30, 2003, the Company sent each holder of Series B preferred stock a recapitalization agreement, under which the Company agreed to exchange each outstanding share of Series B preferred stock for 9.4967 shares of its common stock rather than redeeming the Series B preferred stock for cash. As of August 11, 2003, the holders of all outstanding shares of Series B preferred stock had agreed to exchange their shares of Series B preferred stock for common stock pursuant to a recapitalization agreement with the Company. As a result, there are no longer any shares of Series B preferred stock outstanding as of August 11, 2003, and the Company's redemption obligation to the prior holders of Series B preferred stock has terminated.

Net cash used in operating activities was approximately $1.7 million during the first six months of 2003, compared with approximately $2.7 million during the first six months of 2002. The cash used in operations was primarily related to funding clinical trials, expanding research and development activities and maintaining our administrative infrastructure.

As of June 30, 2003, our principal source of liquidity was approximately $2.2 million in cash.

We believe that our operating expenses will remain relatively low until we complete our preclinical research and will increase as we proceed with clinical trials, the new drug application, or NDA, process and other activities related to the FDA approval process. The estimated period for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital to fund future clinical trials and continue other research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the success or failure of our preclinical research and studies on ENT-103, the timing of future clinical trials and other activities related to the FDA approval process, the decision of the holders of Series B preferred stock to exchange their outstanding shares into shares of our common stock, the cost and timing of sales, marketing and manufacturing activities, the extent to which our products, if any, gain market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on our business, results of operations and financial position.

Effective June 26, 2003, our common stock and warrants were delisted from the Nasdaq SmallCap Market for failure to comply with the $1.00 minimum bid price requirement. Our common stock and warrants now trade on the OTC Bulletin Board under the symbols "ETOP" and "ETOPW," respectively. Trading on the OTC Bulletin Board could result in a less liquid market available for existing and potential investors to trade shares of our common stock and warrants and could ultimately further depress the trading price of our common stock and warrants. In addition, we may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company's results of operations or financial position.

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

Our independent accountants' opinion on our 2002 financial statements includes an explanatory paragraph indicating substantial doubt, on the basis described in that paragraph, about our ability to continue as a going concern. We currently are able generally to pay our debts and meet our obligations as they become due, and we believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements for approximately the next six to nine months. Nevertheless, to continue long-term as a going concern, we need to raise additional funds to support our operations. Our future capital requirements will depend on many factors, including:

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

WE WERE RECENTLY DELISTED FROM THE NASDAQ SMALLCAP MARKET.

Effective June 26, 2003, our common stock and warrants were delisted from the Nasdaq SmallCap Market for failure to comply with the $1.00 minimum bid price requirement. Our common stock and warrants now trade on the OTC Bulletin Board under the symbols "ETOP" and "ETOPW," respectively. Trading on the OTC Bulletin Board could result in a less liquid market available for existing and potential investors to trade shares of our common stock and warrants and could ultimately further depress the trading price of our common stock and warrants. In addition, we may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

In addition, the SEC has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $2.50 per share or an exercise price of less than $2.50 per share, subject to certain exemptions. These requirements may restrict the ability of broker-dealers to sell our common stock.

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom(R) solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103 and during the regulatory approval process for ENT-103, including the New Drug Application and clinical trials. From our inception through June 30, 2003, we have incurred cumulative net operating losses of $31.3 million. We will not even be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all. In addition, we will need to raise substantial additional capital to pursue the regulatory approval of ENT-103. As a result, we may never achieve a profitable level of operations, or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

There can be no assurance that development of ENT-103 will be completed successfully, that we will not encounter problems in preclinical studies or clinical trials that will cause the delay or suspension of such trials, that current or future testing will show ENT-103 to be efficacious or that ENT-103 will receive regulatory approval. Moreover, even if ENT-103 does receive regulatory approval, there can be no assurance that ENT-103 will be commercially successful, or have all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of ENT-103 to receive timely regulatory approval and achieve commercial success will have a material adverse effect on our business and results of operations. In addition, as a controlled substance, ENT-103 will be subject to expensive and burdensome administrative requirements which will increase our costs.

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

WE ARE EXPOSED TO VARIOUS LEGAL PROCEEDINGS, WHICH IF DETERMINED ADVERSELY, COULD NEGATIVELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

In February 2003, a complaint was filed in the Superior Court of the State of California against the Company and certain of its executive officers seeking unspecified damages and alleging that the defendants violated federal and state securities laws. The Company believes the claims are without merit and filed a motion for summary judgment with the court on July 30, 2003. However, there can be no assurance that the Company will succeed in defending or settling this action. In addition, the Company will incur legal and other fees to defend against this action and its management team may be distracted or need to devote significant time to this matter. As a result, there can be no assurance that the action will not have a material adverse effect on the Company's business.

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

Future sales of our common stock, including shares issued upon the exercise of outstanding options and warrants or other derivative transactions with respect to our stock, could have a significant negative effect on the market price of our common stock. In addition, our Certificate of Incorporation, as amended, authorizes the issuance of up to 50,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. We may seek to raise additional capital to meet our financial needs at any time and from time to time as our Board of Directors deems necessary and in our best interests, through the sale of equity or other securities. Our Board of Directors has the power to issue substantial additional shares of common stock and preferred stock without stockholder approval. These sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. Further, any new issuance of shares may result in a change of control of the Company or our management.

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

PART II.

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In February 2003, a complaint was filed in the Superior Court of the State of California against the Company and certain of its executive officers seeking unspecified damages and alleging that the defendants violated federal and state securities laws. The Company believes the claims are without merit and filed a motion for summary judgment on July 30, 2003. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business. As of the date of this report, we are not a party to any other material legal proceedings.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarterly period ended June 30, 2003, we issued the following unregistered securities:

In April 2003, the Company issued of 225,000 shares of restricted common stock to an investor relations organization in exchange for services provided.

In April 2003, the Company issued of 6,000 shares of restricted common stock to an investor relations organization in exchange for services provided.

In June 2003, the holder of 5,000 shares of Series B preferred stock converted these shares into 5,000 shares of our common stock. The issuance of the shares of common stock upon the conversion is exempt from registration in that there was no sale of the shares by the Company.

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

To date the net proceeds we received from our secondary offering and over-allotment have been used as follows: approximately $3.7 million for general and administrative expenses and working capital; approximately $7.1 million for clinical trials and associated research and development expenses; approximately $480,000 for research associated with reformulation and understanding Esterom(R)'s mechanism of action; and approximately $1.4 million for activities related to the preparation of our NDA. We have used a total of approximately $12.7 million of the secondary offering and over allotment proceeds. The remaining proceeds, plus interest earned on these funds, total approximately

$2.0 million and are held in cash and money market funds. As part of general and administrative expenses, our directors have received cash payments of approximately $136,500 for their services; our officers have received approximately $712,000 for their services; and Thomas Anderson, who owns more than 10% of our common stock, indirectly received $31,000 in the form of rent for our office space which was paid to the Law Offices of Thomas Anderson.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the quarterly period ended June 30, 2003 through the solicitation of proxies or otherwise.


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

         3.2      Bylaws of Entropin, Inc., a Delaware corporation.(2)

         3.3 Certificate of Designations of Series A' Preferred Stock of Entropin, Inc.(3)

         31.1 Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.


         31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.


         32.1 Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference from the like numbered exhibit as filed with the Company's quarterly report on Form 10-QSB on August 14, 2002.
         (2) Incorporated by reference from the like numbered exhibits as filed with the Company's quarterly report on Form 8-K on June 26, 2002.
         (3) Incorporated by reference from the like numbered exhibit as filed with the Company's annual report on Form 10-KSB/A on April 30, 2003.

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



                                          ENTROPIN, INC., a Delaware corporation


Date:    August 12, 2003         By:      /s/ Thomas G. Tachovsky, Ph.D.
                                          --------------------------------------
                                          Thomas G. Tachovsky, Ph.D.
                                          President and Chief Executive Officer

Date:    August 12, 2003         By:      /s/ Patricia G. Kriss
                                          --------------------------------------
                                          Patricia G. Kriss
                                          Chief Financial Officer