Form 10QSB
period 2003-09-30
ENTROPIN INC
filed 2003-11-14
CIK 837600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended     SEPTEMBER 30, 2003
                                                    ---------------------------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from ________ to ________

                      Commission file number            33-23693
                                            -----------------------------------


                                 ENTROPIN, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                                68-0150827
        -----------------------------------------------------------------------
        (State or other jurisdiction of       (IRS employer Identification No.)
        incorporation or organization)


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

                                  Yes [X]  No [ ]

As of November 4, 2003, 11,545,341 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format        Yes [ ]  No [X]

                                                   INDEX

PART I.                                   FINANCIAL INFORMATION
-------                                   ---------------------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2002 and September 30, 2003 (unaudited)                          2

          Statements of Operations - For the Three Months Ended September 30, 2002 and 2003
          (unaudited)                                                                                    3

          Statements of Operations - For the Nine Months Ended September 30, 2002 and 2003
          and for the Period from August 27, 1984 (Inception) through September 30, 2003
          (unaudited)                                                                                    4

          Statement of Changes in Stockholders' Equity - For the Nine Months Ended
          September 30, 2003 (unaudited)                                                                 5

          Statements of Cash Flows - For the Nine Months Ended September 30, 2002 and 2003
          and for the Period from August 27, 1984 (Inception) through September 30, 2003
          (unaudited)                                                                                    6

          Notes to Financial Statements (unaudited)
                                                                                                         8
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                         13

Item 3.   Controls and Procedures                                                                       23

PART II.                                   OTHER INFORMATION
--------                                   -----------------

Item 1.    Legal Proceedings                                                                            24

Item 2.    Changes in Securities and Use of Proceeds                                                    24

Item 3.    Defaults upon Senior Securities                                                              25

Item 4.    Submission of Matters to a Vote of Security Holders                                          25

Item 5.    Other Information                                                                            25

Item 6.    Exhibits and Reports on Form 8-K                                                             25

               Signatures                                                                               26

                                                    1

PART I.  Item 1.
-------
                                                ENTROPIN, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                                BALANCE SHEETS
                                   DECEMBER 31, 2002 AND SEPTEMBER 30, 2003

                                                                               December 31,      September 30,
ASSETS                                                                            2002               2003
------                                                                         -------------     -------------
                                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $  2,906,853      $  1,547,051
    Short-term investments                                                          990,000                --
    Accrued interest receivable                                                       5,954                --
                                                                               -------------     -------------
      Total current assets                                                        3,902,807         1,547,051

Patent costs, less accumulated amortization of
    $163,869 (2002) and $190,724 (2003)                                             410,641           444,739
Property and equipment, net                                                          12,210             7,551
Refundable deposit                                                                    3,126                --
                                                                               -------------     -------------

Total assets                                                                   $  4,328,784      $  1,999,341
                                                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                                           $     62,450      $     53,831


Series A redeemable preferred stock, $.0001 par value;
    3,210,487 shares authorized, 3,210,487 (2002) and none (2003)
    shares issued and outstanding, $1.00 per share redemption value               3,210,487                --

Series B redeemable convertible preferred stock, $.0001 par value; 400,000 shares authorized, 143,500 (2002) and none (2003) shares issued and
    outstanding, $5.00 per share redemption value                                   712,547                --

Stockholders' equity:
    Series A' redeemable preferred stock, $.0001 par value;
      3,210,487 shares authorized, none (2002) and 3,210,487 (2003)
      shares issued and outstanding, $1.00 per share redemption value                    --         3,210,487
    Common stock, $.0001 par value; 50,000,000 shares
      authorized, 9,912,587 (2002) and 11,545,341 (2003)
      shares issued and outstanding                                                     991             1,155
    Additional paid-in capital                                                   29,801,165        30,871,699
    Unearned stock compensation                                                     (72,479)             (115)
    Deficit accumulated during the development stage                            (29,386,377)      (32,137,716)
                                                                               -------------     -------------
      Total stockholders' equity                                                    343,300         1,945,510
                                                                               -------------     -------------

Total liabilities and stockholders' equity                                     $  4,328,784      $  1,999,341
                                                                               =============     =============

                                See accompanying notes to financial statements.
                                                      2

                                         ENTROPIN, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                          (UNAUDITED)

                                                                     2002              2003
                                                                     ----              ----
Costs and expenses:
   Research and development                                     $    755,977      $     43,599
   General and administrative                                        563,271           632,350
                                                                -------------     -------------

     Operating loss                                               (1,319,248)         (675,949)
                                                                -------------     -------------

Other income (expense):
   Interest income                                                    67,389             3,719
   Series B preferred stock redemption conversion incentive               --          (126,310)
                                                                -------------     -------------
     Total other income (expense), net                                67,389          (122,591)
                                                                -------------     -------------

Net loss                                                          (1,251,859)         (798,540)

Dividends applicable to Series B
   preferred stockholders                                            (21,063)           (2,289)
                                                                -------------     -------------

Net loss applicable to common stockholders                      $ (1,272,922)     $   (800,829)
                                                                =============     =============

Basic and diluted net loss per common share                     $       (.13)     $       (.07)
                                                                =============     =============

Weighted average common shares outstanding                         9,878,000        10,928,000
                                                                =============     =============

                        See accompanying notes to financial statements.
                                               3

                                                    ENTROPIN, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENTS OF OPERATIONS
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                    AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2003
                                                      (UNAUDITED)

                                                                                                    Inception through
                                                                     2002              2003         September 30, 2003
                                                                     ----              ----         ------------------
Costs and expenses:
   Research and development                                     $  2,650,072      $    548,066      $      15,241,644
   General and administrative                                      1,880,547         2,033,255             16,925,621
                                                                -------------     -------------     ------------------

     Operating loss                                               (4,530,619)       (2,581,321)           (32,167,265)
                                                                -------------     -------------     ------------------

Other income (expense):
   Interest income                                                   175,575            20,542              1,486,670
   Interest expense                                                       --                --               (242,811)
   Series B preferred stock redemption conversion incentive               --          (126,310)              (126,310)
                                                                -------------     -------------     ------------------

     Total other income (expense), net                               175,575          (105,768)             1,117,549
                                                                -------------     -------------     ------------------

Net loss                                                          (4,355,044)       (2,687,089)           (31,049,716)

Dividends applicable to Series B
   preferred stockholders                                            (63,188)          (35,039)            (1,103,184)
                                                                -------------     -------------     ------------------

Net loss applicable to common stockholders                      $ (4,418,232)     $ (2,722,128)     $     (32,152,900)
                                                                =============     =============     ==================

Basic and diluted net loss per common share                     $       (.45)     $       (.26)     $           (5.16)
                                                                =============     =============     ==================

Weighted average common shares outstanding                         9,860,000        10,410,000              6,227,000
                                                                =============     =============     ==================

                                    See accompanying notes to financial statements.
                                                          4

                                                           ENTROPIN, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                             (UNAUDITED)

                                                                                                           Deficit
                                                                                              Unearned   accumulated
                                  Series A' redeemable                           Additional    stock      during the       Total
                                    preferred stock          Common stock         paid-in      compen-    development  stockholders'
                                  Shares       Amount       Shares    Amount      capital      sation        stage         equity
                                  ------       ------       ------    ------      -------      ------        -----         ------
Balance, January 1, 2003               --   $       --    9,912,587   $  991   $ 29,801,165   $(72,479)  $(29,386,377)  $   343,300

  Conversion of Series A
    preferred stock to
    Series A' preferred
    stock                       3,210,487    3,210,487           --       --             --         --             --     3,210,487

  Amortization and valuation
    adjustment of unearned
    stock compensation                 --           --           --       --            230     72,364             --        72,594

  Shares issued for Series B
    preferred stock dividend           --           --       12,850        1         64,249         --        (64,250)           --

  Shares issued for services           --           --      384,571       39        167,321         --             --       167,360

  Conversion of Series B
    preferred stock to
    common stock                       --           --    1,235,333      124        843,169         --             --       843,293

  Accretion to mandatory
    redemption amount for
    Series B preferred stock           --           --           --       --         (4,435)        --             --        (4,435)

  Net loss for the period              --           --           --       --             --         --     (2,687,089)   (2,687,089)
                                ----------  -----------  -----------  -------  -------------  ---------  -------------  ------------

Balance, September 30, 2003     3,210,487   $3,210,487   11,545,341   $1,155   $ 30,871,699   $   (115)  $(32,137,716)  $ 1,945,510
                                ==========  ===========  ===========  =======  =============  =========  =============  ============

                                           See accompanying notes to financial statements.
                                                                 5

                                                       ENTROPIN, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                       AND FOR THE PERIOD FROM AUGUST 27, 1984 (INCEPTION) THROUGH SEPTEMBER 30, 2003
                                                        (UNAUDITED)

                                                                                                         Inception through
                                                                          2002              2003         September 30, 2003
                                                                          ----              ----         ------------------
Cash flows from operating activities:
    Net loss                                                         $ (4,355,044)     $ (2,687,089)     $     (31,049,716)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                      27,667            31,515                254,895
        Series B preferred stock redemption conversion incentive               --           126,310                126,310
        Loss on disposal of assets                                             --                --                  1,837
        Services received in exchange for stock,
          stock options and warrants                                      405,925           239,954             10,104,292
        Services received in exchange for
          compensation agreements                                              --                --              2,231,678
        Decrease in accrued interest receivable                            15,340             5,954                     --
        (Decrease) increase in accounts payable                           (11,136)           (8,619)               261,528
        Other                                                             (22,797)            3,126                 58,615
                                                                     -------------     -------------     ------------------

        Net cash used in operating activities                          (3,940,045)       (2,288,849)           (18,010,561)
                                                                     -------------     -------------     ------------------

Cash flows from investing activities:
    Maturities of short-term investments, net                           2,628,884           990,000                     --
    Patent costs                                                          (88,384)          (60,953)              (635,463)
    Purchase of property and equipment                                     (6,251)               --               (130,517)
                                                                     -------------     -------------     ------------------

        Net cash provided by (used in) investing activities             2,534,249           929,047               (765,980)
                                                                     -------------     -------------     ------------------

Cash flows from financing activities:
    Proceeds from shares issued pursuant to recapitalization                   --                --                220,100
    Proceeds from issuance of common stock and warrants                        --                --             18,281,066
    Proceeds from issuance of preferred stock                                  --                --              1,142,750
    Proceeds from stockholder loans                                            --                --                809,676
    Proceeds from stockholder advances                                         --                --                 98,873
    Repayments of stockholder advances                                         --                --                (98,873)
    Payment for cancellation of common stock warrant                           --                --               (330,000)
    Proceeds from convertible notes payable                                    --                --                200,000
                                                                     -------------     -------------     ------------------

        Net cash provided by financing activities                              --                --             20,323,592
                                                                     -------------     -------------     ------------------

Net (decrease) increase in cash and cash equivalents                   (1,405,796)       (1,359,802)             1,547,051

Cash and cash equivalents at beginning of period                        4,609,562         2,906,853                     --
                                                                     -------------     -------------     ------------------

Cash and cash equivalents at end of period                           $  3,203,766      $  1,547,051      $       1,547,051
                                                                     =============     =============     ==================

                                             (Continued on the following page)
                                      See accompanying notes to financial statements.
                                                             6

                                         ENTROPIN, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                     2002 AND 2003 AND FOR THE PERIOD FROM AUGUST 27, 1984
                             (INCEPTION) THROUGH SEPTEMBER 30, 2003
                                          (UNAUDITED)

                                (Continued from preceding page)


Supplemental disclosure of cash flow information:

                                         Nine Months Ended September 30,     Inception through
                                              2002            2003           September 30, 2003
                                              ----            ----           ------------------
         Cash paid for interest
           during the period              $      --        $      --         $         242,811

Supplemental disclosure of non-cash investing and financing activities:

         During the period from August 27, 1984 (inception) through September 30, 2003, the
         Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a
         $1,500,000 compensation agreement.

         During the period from August 27, 1984 (inception) through September 30, 2003, the
         Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

         During the nine months ended September 30, 2002 and 2003, and the period from August
         27, 1984 (inception) through September 30, 2003, the Company issued 16,850, 12,850 and
         94,850 shares of common stock at $5.00 per share as payment of accrued dividends on
         Series B preferred stock.

         During the nine months ended September 30, 2002 and 2003, and the period from August
         27, 1984 (inception) through September 30, 2003, the Company issued none, 1,235,333 and 1,337,333 shares of common stock totaling $0, $843,293 and $1,336,610, respectively, for conversion of shares of Series B preferred stock.

                        See accompanying notes to financial statements.
                                               7

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying financial statements of Entropin, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on April 30, 2003.

1.   Organization and selected accounting policies
     ---------------------------------------------

     Organization and basis of presentation:

     The Company, a Delaware corporation, was organized as a California corporation in August 1984. The Company is a pharmaceutical research and development company focused on the development of its proprietary compound, ENT-103, as a pain therapy. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for its proprietary compounds, including its current drug candidate, ENT-103, as well as fund raising.

     The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at September 30, 2003 of $32,137,716. Management anticipates additional operating losses for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail or terminate its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company's continued existence is currently dependent on its ability to successfully raise additional capital and complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     On October 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") on Form SB-2 registering 20 million shares of common stock for sale in an offering it intends to make to accredited investors. The Company cannot guarantee that this offering will be successful or that it will be able to raise the needed capital.

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

     During 1998, the Company also completed private offerings of 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500, $200,000 of convertible notes payable, and 1,508,700 shares of common stock for gross proceeds of $4,664,800. During the first half of 2000, the Company raised approximately $13,700,000 through a secondary offering.

     Stockholders' equity:

     On July 15, 2003, all outstanding shares of our Series B preferred stock were subject to redemption at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of August 11, 2003, the holders of all outstanding shares of Series B preferred stock exchanged their shares of Series B preferred stock for common stock at a ratio of
     9.4967 shares of common stock issued for each share of Series B preferred stock tendered, pursuant to a recapitalization agreement with the Company. Accordingly, the Company issued 1,220,333 shares of common stock at a market price of $0.63 and recorded a redemption conversion incentive of $126,310 reflecting the excess of the value of the common stock issued over the redemption obligation. There are no longer any shares of Series B preferred stock outstanding as of August 11, 2003, and the Company's redemption obligation to the prior holders of Series B preferred stock has terminated.

     In February 2003, the Company's Board of Directors approved and authorized a Certificate of Designations of Series A' preferred stock. The Company subsequently entered into separate agreements with each of the holders of its Series A preferred stock, in which these stockholders agreed to exchange each outstanding share of Series A preferred stock for one share of Series A' preferred stock. The terms of the Series A' preferred stock are the same as the terms of the Series A preferred stock, except the redemption provision of the Series A' preferred stock allows the Company to redeem the Series A' preferred stock in cash, common stock or any combination thereof and extends the redemption period to January 15, 2015.

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Adding the option to redeem these preferred shares in common stock allowed the Company to include the Series A' preferred stock in stockholders' equity.

     Use of estimates:

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Patents:

     The Company believes that patents and other proprietary rights are important to its business. It is the Company's policy to file patent applications to protect its technology, inventions and improvements to inventions that are considered important to the development of its business. Patents are amortized on a straight-line basis over an estimated useful life of 17 years.

     Stock-based compensation:

     The Company follows the fair value method of accounting for employee stock-based compensation provided for in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Compensation cost for stock option grants is measured as the fair value of the options using the Black-Scholes option pricing model. Amounts recorded for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 based on the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges related to options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders' equity section of the balance sheet.

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

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Segment reporting:

     The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

     Recent accounting pronouncements:

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company's results of operations or financial position.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period ending after December 15, 2002. The Company had previously adopted the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on the Company's results of operations or financial position.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on the Company's results of operations or financial position.

2.   Litigation
     ----------

     In February 2003, a complaint was filed in the Superior Court of the State of California against the Company and certain of its officers seeking unspecified damages. The suit alleges that the Company and certain of its

                                 ENTROPIN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


     officers made false and misleading statements in publicly disseminated press releases, registration statements and other filings with the SEC and that one of its directors sold stock for personal gain in violation of federal and state securities laws. The Company believes the claims are without merit and has filed a motion for summary judgment with the court. As of the date of this report, the Company is not a party to any other material legal proceedings.

3.   Nasdaq delisting
     ----------------

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and are subject to the Safe Harbor provisions created by that statute. Our business and results of operations are subject to various risks and uncertainties including, but not limited to, those discussed under the caption "Factors That May Affect Our Future Results and the Trading Price of Our Common Stock" included elsewhere in this report, and in risk factors contained in our other periodic reports filed with the Securities and Exchange Commission. Such risk factors include, but are not limited to, our ability to raise significant additional capital; our history of significant operating losses; the ability to successfully complete formulation, development and pre-clinical studies for our sole drug candidate, ENT-103; the time, cost and uncertainty of obtaining regulatory approvals; and the ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

OVERVIEW

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials on our compounds. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our pre-clinical and clinical trials and the FDA approval process. As of September 30, 2003, our accumulated deficit was approximately $32.1 million.

RESEARCH AND DEVELOPMENT

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

OUTSOURCING STRUCTURE

We maintain a limited management team and support structure for our company, involving two full-time executive officers and one full-time administrative employee. The management team is augmented by the daily participation of the Chairman and the Vice Chairman of the Board. We contract with various organizations and third parties to provide services and expertise to us in areas such as research and development, pre-clinical research and toxicology studies, clinical trials and regulatory approval applications, clinical supply and manufacturing of our products, product packaging, and enhanced drug formulation.

PLAN OF OPERATION

Based on our current operating budget, we believe our current cash and cash equivalents will be sufficient to fund our operations for only the first quarter of 2004. We intend to use our remaining funds to continue to cover operating costs and finance limited development of our proprietary compound, ENT-103. In an effort to raise additional capital, we have retained the investment banking firm, InvestLinc Capital Services LLC, to assist the Company in identifying potential strategic relationships and sources of additional capital. InvestLinc will also help identify potential investors and/or strategic partners for the Company, including merger candidates. On October 31, 2003, we filed a registration statement with the SEC on Form SB-2 registering 20 million shares of common stock for sale in an offering we intend to make to accredited investors. We cannot guarantee that this offering will be successful or that we will be able to raise needed capital, establish suitable strategic relationships or identify suitable merger candidates. Moreover, our actual expenses, obligations and liabilities may exceed those estimated in our budget, which would significantly shorten the time in which we could maintain our operations without obtaining additional funds. If we are unable to raise additional funds as needed, we may be forced to curtail or terminate our operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002. The net loss applicable to common stockholders for the first nine months of 2003 was approximately $2,722,000, or $0.26 per basic and diluted share on approximately 10.4 million weighted average shares outstanding. In comparison, the net loss applicable to common stockholders for the first nine months of 2002 was approximately $4,418,000, or $0.45 per basic and diluted share on approximately 9.9 million weighted average shares outstanding. The net loss incurred during the first nine months of 2002 exceeded the net loss incurred during the first nine months of 2003, primarily because of the costs associated with conducting our clinical trial for Esterom solution during 2002.

Total research and development expenses were approximately $548,000 for the first nine months of 2003, as compared to approximately $2,650,000 for the first nine months of 2002. Research and development expenses during the first nine months of 2002 exceeded expenses during the first nine months of 2003, primarily because of clinical trial expenses incurred during 2002.

Total general and administrative expenses were approximately $2,033,000 for the first nine months of 2003, as compared to approximately $1,881,000 for the first nine months of 2002. These expenses include non-cash compensation expense associated with stock issued and stock options granted in exchange for services of approximately $240,000 for the first nine months of 2003 and approximately $406,000 for the first nine months of 2002. General and administrative expenses during the first nine months of 2003 exceeded expense during the first nine months of 2002, primarily due to increases in legal expense and directors and officers liability insurance premiums.

Other income and expense includes interest income of approximately $20,500 during the first nine months of 2003, as compared to approximately $175,600 during the first nine months of 2002. This decrease reflects lower balances and declining interest rates for cash, cash equivalents and short-term investments during 2003. Other income and expense for the first nine months of 2003 also includes a non-cash charge of approximately $126,300 reflecting a redemption conversion incentive provided in connection with the exchange of our Series B preferred stock for common stock.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through September 30, 2003, we have received net cash proceeds from financing activities aggregating approximately $20.3 million. As of September 30, 2003, our working capital was approximately $1.5 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not generated any cash from operations since inception. Based on our current operating budget, we believe our current cash and cash equivalents will be sufficient to fund our operations for only the first quarter of 2004. Expectations about our liquidity may prove inaccurate if development progress for our proprietary compound is delayed, or if our expenses are greater than currently anticipated. We will not generate revenue from sales of any products in the foreseeable future.

As of September 30, 2003, no shares of Series B preferred stock remained outstanding and the Company's redemption obligation to the prior holders of Series B preferred stock has terminated. On July 15, 2003, all outstanding shares of our Series B preferred stock were subject to redemption at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of August 11, 2003, the holders of all outstanding shares of Series B preferred stock exchanged their shares of Series B preferred stock for common stock at a ratio of 9.4967 shares of common stock issued for each share of Series B preferred stock tendered, pursuant to a recapitalization agreement with the Company. In connection with this, we recorded a redemption conversion incentive of $126,310 during the three months ended September 30, 2003, reflecting the excess of the value of the common stock issued over our redemption obligation.

Net cash used in operating activities was approximately $2.3 million during the first nine months of 2003, compared to approximately $3.9 million during the first nine months of 2002. The cash used in operations was primarily related to funding clinical trials, expanding research and development activities and maintaining our administrative infrastructure.

As of September 30, 2003, our principal source of liquidity was approximately $1.5 million in cash and cash equivalents.

We believe that our operating expenses will remain relatively low until we complete our pre-clinical research and will increase as we proceed with clinical trials, the new drug application, or NDA, process and other activities related to the FDA approval process. The estimated period for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital to fund future clinical trials and continue other research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the success or failure of our pre-clinical research and studies on ENT-103, the timing of future clinical trials and other activities related to the FDA approval process, the cost and timing of sales, marketing and manufacturing activities, the extent to which our products, if any, gain market acceptance, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on our business, results of operations and financial position.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity's guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on our results of operations or financial position.

 In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for those entities that elect to voluntarily adopt the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 also requires more prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation as well as pro forma disclosure of the effect in interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period ending after December 15, 2002. We had previously adopted the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 effective July 1, 2003 did not have a material effect on our results of operations or financial position.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND THE TRADING PRICE OF OUR COMMON STOCK

ANY INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING INFORMATION ABOUT THESE RISKS, TOGETHER WITH OTHER INFORMATION CONTAINED IN THIS REPORT AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION BEFORE YOU INVEST IN OUR STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS WOULD LIKELY SUFFER. ADDITIONAL RISK AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR OPERATIONS.

WE NEED ADDITIONAL FUNDS TO SUPPORT OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WILL BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT AND WILL NEED TO REDUCE OR CEASE OUR OPERATIONS.

Our independent accountants' opinion on our 2002 financial statements includes an explanatory paragraph indicating substantial doubt, on the basis described in that paragraph, about our ability to continue as a going concern. We currently are able generally to pay our debts and meet our obligations as they become due, and we believe that our existing capital resources will be sufficient to satisfy our current and projected funding requirements for only the first quarter of 2004. Nevertheless, to continue long-term as a going concern, we need to raise additional funds to support our operations. Our future capital requirements will depend on many factors, including:

     o    progress with pre-clinical studies and toxicology studies;
     o the costs and expenses associated with defending against the securities lawsuit recently filed against the Company and certain of its executive officers;
     o the time and costs involved in obtaining regulatory approvals for our products;
     o    the magnitude of our research and development programs;
     o the costs involved in obtaining, enforcing and defending patent and other intellectual property rights; and
     o the cost of manufacturing and of commercialization activities and arrangements.

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities, including through a registered offering that we filed with the SEC on October 31, 2003. This offering, if successful, and any other equity or debt financings we may complete will be significantly dilutive to our stockholders. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. Any such collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies or products, and be dilutive to our stockholders. We cannot guarantee that we will be able to secure additional funds on reasonable terms, or at all. If we are unable to obtain additional funds to support our operations, we will be unable to complete our product development and will need to reduce or cease our operations.

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and pre-clinical testing of ENT-103 and during the regulatory approval process for ENT-103, including filing a New Drug Application and conducting clinical trials. From our inception through September 30, 2003, we have incurred cumulative net operating losses of $32.1 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all. In addition, even if we successfully complete this offering, we will need to raise substantial additional capital to pursue the regulatory approval of ENT-103. As a result, we may never achieve a profitable level of operations, or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

NEGATIVE OR INCONCLUSIVE RESULTS GENERATED BY OUR ONGOING PRE-CLINICAL STUDIES OF ENT-103 WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND PROSPECTS.

To date, we have completed limited pre-clinical studies on our sole drug candidate, ENT-103. We are currently in the process of conducting additional pre-clinical and toxicology studies that will be important in determining whether ENT-103 remains a viable drug candidate. We can give no assurances as to the results of or the time to complete these pre-clinical studies. ENT-103 may be found to be ineffective or cause harmful side effects during pre-clinical testing. In addition, interim results do not necessarily predict final results. Negative or inconclusive results generated during these pre-clinical or toxicology studies, or any future clinical studies, will have an immediate material adverse effect on our operations and future prospects. In addition, any delay in the timing of the pre-clinical studies will adversely affect our ability to meet certain milestones, which could significantly harm our prospects given our limited remaining funds. Further, any negative results or delay in the pre-clinical studies will adversely affect our ability to raise additional funds through the issuance of securities or consummation of corporate partnering relationships.

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALIZE ENT-103, OR IF APPROVAL IS DELAYED, IT WILL INCREASE THE COST OF DEVELOPMENT, AND WILL LIKELY PREVENT OR DELAY OUR ABILITY TO SELL ENT-103 AND GENERATE REVENUE.

Our only current drug candidate, ENT-103, is in the pre-clinical development stage and we do not anticipate beginning human clinical trials with ENT-103 until the fourth quarter of 2004. We have not yet filed an application to commence human clinical trials, known as an Investigational New Drug, or IND, application, nor have we requested or received regulatory approval from the FDA for marketing products containing ENT-103. Neither ENT-103 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all.

The development of new pharmaceutical products is highly uncertain and subject to a number of risks. The FDA approval process generally takes years and consumes substantial capital resources with no assurance of ultimate success. We cannot apply for FDA approval to market ENT-103 until the product successfully completes all of the required clinical trials. Several factors may prevent our successful completion of the clinical trials, including negative or inconclusive pre-clinical results, failure or delays in the FDA approval process, insufficient capital resources, inability to properly design and complete clinical trials or insufficient proof that ENT-103 is safe and effective.

There can be no assurance that development of ENT-103 will be completed successfully, that we will not encounter problems in pre-clinical studies or clinical trials that will cause the delay or suspension of such trials, that current or future testing will show ENT-103 to be effective or that ENT-103 will receive regulatory approval. Moreover, even if ENT-103 does receive regulatory approval, there can be no assurance that ENT-103 will be commercially successful, or have all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of ENT-103 to receive timely regulatory approval and achieve commercial success will have a material adverse effect on our business and results of operations.

In addition, as a controlled substance, ENT-103 will be subject to expensive and burdensome administrative requirements that will increase our costs.

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

We depend on contractual arrangements with third parties for the provision of services and expertise in selected areas. Under these contractual arrangements, third parties are responsible for:

     o    conducting pre-clinical research and toxicology studies;
     o    conducting clinical trials and obtaining regulatory approvals;
     o    process and analytical methods development;
     o    clinical supply and commercial manufacturing;
     o    product packaging;
     o    research; and
     o    enhanced drug formulation(s).

Our existing contractual relationships place substantial responsibility on these third parties, which could result in delays or termination if they fail to perform as predicted. We may not be able to maintain these existing relationships, or establish new ones on favorable terms, if at all. If these third parties fail to perform their contractual obligations, it could have a material adverse effect on our business and results of operations.

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

IF WE ARE UNABLE TO DEFEND OUR PATENTS AND PROPRIETARY RIGHTS, OR IF OTHERS DEVELOP SUBSTANTIALLY EQUIVALENT PRODUCTS, OUR BUSINESS WOULD BE IMPACTED.

Our patent, trademarks and other intellectual property rights are important to our success. Others may challenge, seek to invalidate, infringe or circumvent any patents we own, and the rights we have under those patents may not provide competitive advantages to us. If we are unable to defend our existing patents or if others develop similar products beyond the protection of our existing patents, our business could be impaired.

In addition, the manufacture, use or sale of our products may infringe on the patent rights of others. Competitors and other third parties may initiate patent litigation against us in the United States or in foreign countries based on existing patents or patents that may be granted in the future. Many of our competitors have obtained patents covering competing products and processes and they may assert these patents against us. Patent litigation can be extremely expensive and time consuming.

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others' rights. Any such litigation could result in substantial costs and diversion of resources, regardless of the outcome. In addition, a court may find our patents invalid or may find that we have infringed on a competitor's rights. If any claims or actions are asserted against us, we may be required to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS THAT COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

The clinical testing of products containing ENT-103 entails risk of product liability claims. Medical testing has historically been litigious and we face financial exposure to product liability claims in the event that use of our products results in personal injury. We also face the possibility that defects in the manufacture of ENT-103 based products might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We currently have no product liability insurance, although we anticipate purchasing product liability insurance in reasonable and customary amounts prior to our sale of ENT-103 based products. Such insurance can be expensive, difficult to obtain and may not be available in the future at reasonable cost or in sufficient amounts to protect us against losses. An inability to maintain insurance or to otherwise protect against potential product liability could prevent or inhibit the commercialization of ENT-103 products. Moreover, a product liability claim in excess of our insurance coverage limits or product recall could have a material adverse effect on our business, financial condition and results of operations.

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

RAPID TECHNOLOGICAL CHANGE COULD MAKE OUR PRODUCTS OBSOLETE.

Pharmaceutical technologies have undergone rapid and significant change. We expect that pharmaceutical technologies will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any compounds, products or processes that we develop may become obsolete before we recover any expenses incurred in connection with their development. Rapid technological change could make our products obsolete, which could materially adversely affect our business, financial condition and results of operations.

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

WE ARE EXPOSED TO VARIOUS LEGAL PROCEEDINGS, WHICH IF DETERMINED ADVERSELY, COULD NEGATIVELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

In February 2003, a complaint was filed in the Superior Court of the State of California against us and certain of our executive officers seeking unspecified damages and alleging that the defendants violated federal and state securities laws. Although we believe the claims are without merit and have filed a motion for summary judgment, we can provide no assurances that we will succeed in defending or settling this action. In addition, we will incur legal and other fees to defend against this action and our management team may be distracted or need to devote significant time to this matter. As a result, there can be no assurance that the action will not have a material adverse effect on our business.

THE EXISTING TRADING MARKET FOR OUR SECURITIES IS LIMITED.

Our common stock was recently delisted from the Nasdaq SmallCap Market and now trades on the NASD OTC Bulletin Board. Securities trading on the OTC Bulletin Board typically suffer from lower liquidity, which may lead to depressed trading prices. Prior to this offering, there has been a limited trading market for our common stock. No prediction can be made as to when, if ever, a fully developed public market for the common stock will occur. If a developed public trading market for the common stock does develop at a future time, there are no assurances that it will be sustained for any period of time. Any sales of shares by stockholders in substantial amounts in the public market could adversely affect the prevailing market price and could impair our future ability to raise capital through the sale of equity securities.

In addition, the SEC has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of purchasers in this offering to sell our securities in the secondary market.

OUR STOCK PRICE HAS BEEN VOLATILE AND MAY CONTINUE TO EXPERIENCE SIGNIFICANT PRICE FLUCTUATIONS.

The market prices and trading volumes for our securities, and the securities of development stage companies in general, have historically been highly volatile and have experienced significant price and volume fluctuations that are unrelated to operating performance. As a result, you may not be able to sell your shares at or above the offering price.

The following factors may have an adverse effect on the price of our securities:

     o announcements of the results of research or development by us or by our competitors;
     o    pre-clinical and/or clinical trial results;
     o    our failure to receive regulatory approval;

     o    government regulation of our industry;
     o    developments concerning patents or other proprietary rights;
     o sales of substantial amounts of our common stock by existing stockholders; and
     o comments by securities analysts and market or economic conditions in general.

The market price of our common stock may continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

ITEM 3.
                             CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including President and Chief Executive Officer, Dr. Thomas G. Tachovsky, and our Chief Financial Officer, Patricia G. Kriss, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

PART II.
--------

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In February 2003, a complaint was filed in the Superior Court of the State of California against us and certain of our executive officers seeking unspecified damages. The suit alleges that we made false and misleading statements in publicly disseminated press releases, registration statements and other filings with the SEC and that one of our directors sold stock for personal gain in violation of federal and state securities laws. We believe the claims are without merit and have filed a motion for summary judgment with the court. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on our business. As of the date of this report, we are not a party to any other material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the quarterly period ended September 30, 2003, we issued the following unregistered securities:

In August 2003, we issued an aggregate of 12,850 shares of common stock to the holders of our Series B preferred stock as a dividend, valued at $5.00 per share. The issuance of the dividend shares of common stock is exempt from registration pursuant to Section 3(b) of the Securities Act of 1933.

In August 2003, the Company issued of 28,571 shares of restricted common stock to an investment banking organization in exchange for services provided.

In August 2003, the holders of all 128,500 outstanding shares of Series B preferred stock converted their preferred shares into 1,220,333 shares of our common stock. The issuance of the shares of common stock upon the conversion is exempt from registration in that there was no sale of the shares by the Company.

USE OF PROCEEDS

Pursuant to a registration statement with the SEC on Form SB-2 (File No. 333-11308) which became effective on March 14, 2000, we sold for an aggregate market price of $14,500,000 on March 20, 2000, 2,000,000 shares of common stock at $7.00 per share, and 2,000,000 warrants to purchase 2,000,000 shares of common stock at $0.25 per warrant. All offering expenses, including underwriting discounts and commissions, finders' fees, and other underwriting expenses, totaled approximately $2,000,000. After deduction of offering expenses, we obtained net proceeds of approximately $12.5 million. On May 1, 2000, the managing underwriter exercised its over-allotment option, for an aggregate price of $1,335,000, to purchase an additional 180,000 shares of common stock at $7.00 per share, and an additional 300,000 warrants to purchase 300,000 shares of common stock at $0.25 per warrant. After deduction of over allotment expenses of approximately $135,000, we obtained net proceeds of approximately $1.2 million.

To date the net proceeds we received from our secondary offering and over-allotment have been used as follows: approximately $4.3 million for general and administrative expenses and working capital; approximately $7.1 million for clinical trials and associated research and development expenses; approximately $508,000 for research associated with reformulation and understanding the mechanism of action of our products; and approximately $1.4 million for activities related to the preparation of our NDA. We have used a total of approximately $13.3 million of the secondary offering and over allotment proceeds. The remaining proceeds, plus interest earned on these funds, total approximately $1.5 million and are held in cash and money market funds. As part of general and administrative expenses, our directors have received cash payments of approximately $140,500 for their services; our officers have received approximately $766,000 for their services; and Thomas Anderson, who owns more than 10% of our common stock, indirectly received $34,000 in the form of rent for our office space which was paid to the Law Offices of Thomas Anderson.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders during the quarterly period ended September 30, 2003 through the solicitation of proxies or otherwise.


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

    31.1 Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
         -------------------

We did not file any Current Reports on Form 8-K during the current quarter and prior to filing this Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ENTROPIN, INC., a Delaware corporation


Date:    November 12, 2003           By:  /s/ Thomas G. Tachovsky, Ph.D.
                                          ------------------------------
                                          Thomas G. Tachovsky, Ph.D.
                                          President and Chief Executive Officer

Date:    November 12, 2003           By:  /s/ Patricia G. Kriss
                                          ---------------------
                                          Patricia G. Kriss
                                          Chief Financial Officer