Form 10KSB
period 2003-12-31
ENTROPIN INC
filed 2004-03-30
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended: December 31, 2003.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number: 000-29807

ENTROPIN, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	68-0150827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

45926 Oasis Street

Indio, California 92201

760-775-8333

(Address of Principal Executive Offices; Zip Code; Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock Warrants to Purchase Common Stock	OTC Bulletin Board OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

(1)  Yes  ☒    No  ☐    (2)  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Issuer’s revenues for its most recent fiscal year:    $ -0-

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,131,069, computed by reference to the closing bid price of the registrant’s common stock on the OTC Bulletin Board on March 25, 2004. For purposes of this calculation, shares of common stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of common stock, $.0001 par value, outstanding as of March 25, 2004: 30,795,341.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to the registrant’s stockholders in connection with the Annual Meeting of Stockholders to be held on June 29, 2004 are incorporated by reference into Part III of this Report. Certain exhibits filed with the registrant’s prior registration statements and period and other reports filed under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

i

ENTROPIN, INC.

FORM 10-KSB

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-KSB and in the Company’s periodic filings with the SEC may constitute forward-looking statements. Any such statements involve known and unknown risks, significant uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify the forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in any such forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report.

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results, including those factors under the caption “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock” under Item 1 below and elsewhere in this report.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

We are a pharmaceutical research and development company focused on the development of proprietary compounds for pain therapy. Our primary activities since inception have been research and development, including preclinical studies, and tests focused on securing U.S. Food and Drug Administration (FDA) approval for our proprietary compounds. We believe that our current compound, ENT-103, has the potential to effectively treat a number of medical conditions using various delivery systems. At present, we are actively pursuing two delivery systems, injectable and topical, for ENT-103. A third delivery system, inhalation therapy, is being evaluated.

The discovery of ENT-103 began in Northern California in August of 1984. Lowell M. Somers, M.D., a general practitioner, had identical twin brothers as patients. The genetically identical twins were 35 years old and appeared to be in good physical health until one developed severe rheumatoid arthritis. Dr. Somers began to research how one twin could be symptom-free and the other incapacitated and struggling to survive as a result of the disease. Dr. Somer’s investigation led to the discovery that the symptom-free twin was addicted to cocaine (chemically known as benzoylmethylecgonine or BME). Based on this knowledge, Dr. Somers began to look beyond the abusive characteristics of cocaine to research the drug’s potential medicinal characteristics. He began to explore the potential of BME in his laboratory and developed a rudimentary mixture of a drug later called Esterom. Dr. Somers administered the mixture to the dying twin over a two-week period with remarkable results. Signs of active arthritis began to disappear and the previously bed-ridden twin became more mobile. Subsequent testing revealed that the previously debilitating rheumatoid arthritis was in remission. Following this discovery, three more rheumatoid arthritis patients were treated with the Esterom solution for two weeks each to validate the initial results. The disease went into remission in all three patients.

Cocaine (BME) has been used for over a century as a potent pain reliever. Its use, however, was limited because of the potential for addiction following repeated use of the drug. Although the Esterom solution is derived from cocaine, we believe the results of our clinical studies indicate that the Esterom solution does not demonstrate any of the adverse clinical effects of cocaine, such as euphoria, rapid heart beat, or elevated blood pressure and is non-addictive. We believe that our proprietary development process allows us to isolate the positive medical benefits of cocaine and avoid the negative side effects, potentially representing a major breakthrough in the treatment of pain.

In the late 1980s, we filed an Investigational New Drug, or IND, application with the FDA seeking approval of Esterom solution as a topical application. Based on our successful completion of four preclinical animal studies with no material adverse events, the FDA approved the application. In 1991, we began a Phase I clinical study of Esterom as a topically applied solution to determine the drug’s safety profile. We believe the results of the study returned the following positive findings:

•	No significant changes in diastolic or systolic blood pressure;

•	No significant differences in blood pressure between active and placebo;

•	No significant differences in pulse rate between active and placebo;

•	No cardiovascular effects;

•	No irritation attributed to Esterom;

•	No central nervous system effects (including euphoria); and

•	No change in blood chemistry.

A small number of patients reported mild pruritus (itching) and redness (skin irritation) after the fifth day of application in both the drug and placebo groups. A post study patch test performed on all subjects revealed no evidence of allergic sensitization and suggested that this side effect was likely related to the irritant effect of propylene glycol which was in both Esterom and the placebo.

Phase I results were submitted to the FDA and Entropin was allowed to proceed with a Phase II clinical study to continue testing for any toxic effects and to begin determining the efficacy of Esterom. Improvement in range of motion was measured in two separate patient groups (acute back sprain and painful shoulders) to determine the drug’s efficacy. Entropin reported in January 1996 that the Phase II clinical trials showed statistically significant improvement in range of motion was achieved in both groups within ten minutes of application, which was sustained for the length of the study (seven days). No significant toxicity was observed.

Following the submission of the Phase II results, the FDA permitted us to proceed with a Phase III clinical study with primary endpoints measuring shoulder range of motion and, at the FDA’s request, quality of life improvement, as measured by a subjective questionnaire. The results of this Phase III study, released in October of 2000, indicated that Esterom showed some degree of efficacy, although not at the statistically significant levels required by the FDA, which meant that we would need to conduct one or more additional clinical studies to be able to obtain the needed regulatory approval. No significant adverse events (side effects) were observed.

Based on the positive dose trending and lack of toxicity observed in our Phase III trials, we designed, and received FDA approval for, a Phase II/III clinical study using a different subjective questionnaire to measure quality of life improvement, as required by the FDA. Results of this trial were released in September of 2002 and were similar to our earlier Phase III trial; Esterom demonstrated safety and efficacy, but did not demonstrate the levels of efficacy required by the FDA for approval, thereby requiring additional clinical trial data if the Company wished to continue the development of the solution.

Discovery of ENT-102 and ENT-103

In an effort to understand Esterom’s mechanism of action, or MOA, and to identify and quantify each component of our Esterom solution, we contracted for the synthesis of each of the chemical entities in the

Esterom solution and began MOA studies with researchers from Brigham & Women’s Hospital at Harvard Medical School and the University of Arizona Medical Center.

From these studies, we discovered that Esterom works by effectively blocking nerve impulse conduction, resulting in anesthetic and potentially long-lasting analgesic properties. Having both anesthetic and analgesic properties makes Esterom extremely unique. Testing the individual components that comprise the Esterom solution, we discovered the hydroxypropyl esters of benzoylecgonine, which we named ENT-102, are very potent and comprise the active molecules in the mixture. In preclinical animal models, these molecules were shown to be 30- to 50-times more potent as analgesics than their non-ester parent compounds, and 5-times more potent than lidocaine, a commonly used anesthetic for local analgesia (pain suppression). Subsequently, we discovered a method of synthetically preparing ENT-102 and have U.S. and foreign patents pending for this method.

Based on the discovery of ENT-102 and the preclinical research findings at Harvard and the University of Arizona using ENT-102, coupled with the results of our Phase II/III clinical study with Esterom solution, we decided to halt further development of Esterom and pursue development of ENT-102. In January 2003, these development efforts yielded a new chemical entity, ENT-103, the simplified next generation of ENT-102.

ENT-103 is a single chemical compound that exists as a single molecular species. In contrast, ENT-102 is a single chemical compound comprised of a mixture of four chemical species. Based on the demonstrated pain reduction equivalency of ENT-103 and ENT-102 in preclinical studies, and the advantages of pursuing regulatory approval with a single molecule versus a mixture of four molecules, we elected to focus on the development of ENT-103 as a therapy for treatment of acute pain. Because ENT-103 is significantly different on a molecular level from Esterom solution, which has eighteen molecules compared to ENT-103’s single molecule, we cannot use any of the Esterom clinical trial data for ENT-103.

In February 2003, our executive management team and Board of Directors met with our key scientific advisors to review the progress of the preclinical studies. Following that meeting, we assembled a committee of independent pain experts to critique the work performed by our collaborators. The committee performed an in-depth review of the research and the preclinical studies and concluded, among other things, that ENT-103 appeared to demonstrate performance as an active pain reliever in preclinical models for post-incisional pain and neuropathic pain. Based on these conclusions, we were encouraged to continue our preclinical research with ENT-103. Accordingly, we are now actively investigating two delivery systems, injectable and topical, for administering ENT-103. A third delivery system, inhalation therapy, is under consideration. We believe that ENT-103 may be effective for treating a number of medical conditions using various delivery systems.

In October 2003, we expanded the preclinical evaluation of ENT-103 by initiating studies at the University of Miami. These studies were undertaken as a follow-up to our previous studies performed at Harvard Medical School and the University of Arizona. The University of Miami investigators evaluated the effects of ENT-103 administered topically as well as by injection in treating inflammatory neurogenic pain. In January 2004, the Company announced that these studies demonstrated that ENT-103, when delivered by injection, exhibited analgesic (pain killing) activity for acute and neurogenic pain. By comparison, lidocaine, a widely used analgesic, was effective only on acute pain and its analgesic effects did not last as long as those exhibited by ENT-103. These studies also demonstrated that ENT-103, when formulated with a third-party excipient and administered topically, reduced the severity of pain in a dose-dependent fashion comparable to EMLA, an FDA-approved topical anesthetic.

Related Products

Our research has not only led to the discovery of ENT-103, but also to the discovery of potential new therapeutic compounds using our proprietary Structural Activity Relationship, or SAR, technology. We believe that this technology will allow us to develop new pharmaceutical compounds by treating compounds like building blocks. By combining different compounds in novel ways, new products can be developed that are safer and more effective. For example, minor chemical modifications have produced new non-steroidal anti-inflammatory compounds that have fewer gastrointestinal side effects than the existing base product currently on the market.

Two of Entropin’s issued patents describe the SAR technology that forms the basis for systematically developing New Chemical Entities, or NCEs, which may expand our product pipeline. These NCEs have the potential for different safety and efficacy profiles, as well as the potential for treating new and different disease indications as compared to ENT-103 and Esterom solution. The following table identifies existing drugs currently on the market that we believe can be combined with ENT-103 to form an NCE. We expect that the resulting NCEs will combine the pain killing properties of ENT-103 with each of these well-known anti-inflammatory compounds, resulting in potentially more potent anti-inflammatory/analgesic products.

Generic Compound Name	Trade Name
Acetylsalicylic acid	Aspirin
Ibuprofen	Advil
Piroxicam	Feldene
Naproxen	Naprosyn
Indomethacin	Indocin
Fenoprofen	Nalfon
Acetaminophen	Excedrin
Mefenamic acid	Ponstel

We have no commercial relationships with the companies that currently market these products under the trade names identified above. Although we have not commenced any preclinical or clinical trials testing the safety or efficacy of these NCEs, we believe that the clinical properties of the component parts will not be adversely affected by combining the generic anti-inflammatory / analgesic product with ENT-103. Because all of these compounds are generic and are not protected by third party patents, we believe we can produce and market ENT-103 variants of these compounds without any need for third party consents or licenses.

Scientific Overview

When BME (cocaine) is mixed with a pharmaceutical solvent called propylene glycol and heated under defined conditions, the addictive potential of the BME is essentially eliminated. In our clinical studies using the Esterom solution prepared in this manner, there was no evidence of any of the physiological effects associated with the use of BME.

Our preclinical studies have shown that the removal of the chemical structure called methyl from benzoylMETHYLecgonine and the substitution of a propylene structure to give HYDROXYPROPYL benzoylecgonine, results in the generation of a potent anesthetic/analgesic. As noted above, both our clinical studies with Esterom solution and a study performed by our collaborators at Research Triangle Institute indicate that little, if any, HYDROXYPROPYLbenzoylecgonine is likely to pass into the brain.

There are two forms of propylene glycol – 1,2 and 1,3 propylene glycol – that can be used to prepare HYDROXYPROPYLbenzoylecgonine. We have called the drug prepared using 1,2 propylene glycol ENT-102; and we have called the drug prepared with 1,3 propylene glycol ENT-103. Both of these chemicals have been shown to be active in preclinical testing in models for pain and both are potent anesthetics/analgesics. The difference between the two compounds has to do with the chemical structures and how they react with benzoylecgonine to form the HYDROXYPROPYLbenzoylecgonine. We believe that the relative chemical simplicity of ENT-103 will help reduce the time and cost of obtaining regulatory approval for this compound.

In February 2003, we met with our key scientific advisors to review the progress of the preclinical studies being performed at Harvard Medical School and the University of Arizona. These preclinical studies indicate that ENT-103 performs as an active pain reliever in preclinical models for post-incisional pain and neuropathic pain. Demonstrating preclinical pharmacology is the essential first step in the development of a drug and the data reviewed at this recent meeting continues to support the activity of ENT-103 as a potential new pain therapeutic. In the studies at Harvard and the University of Miami, side effects observed in animals injected with ENT-103 included skin irritation and hyperalgesia (pain sensitivity). The key scientific observations from our review of these preclinical studies include:

•	ENT-103 is effective in acute pain states;

•	ENT-103 is effective against the consequences of acute inflammatory pain;

•	ENT-103 is effective against experimental neuropathic pain; and

•	ENT-103 suppresses the abnormal pain to tactile stimulation that occurs after an incision.

Preclinical research conducted at the University of Arizona evaluated the effects of ENT-103 in three pain models: (1) acute pain representative of post-operative pain; (2) pain associated with acute and chronic inflammatory pain; and (3) neuropathic pain. This preclinical research indicates that ENT-103 is an active compound that is effective in acute pain states, acute inflammatory pain, and neuropathic pain, but does not alter chronic inflammatory pain at the dose tested. Assuming the use of a delivery system that will effectively deliver the drug to the site of action, ENT-103 has demonstrated efficacy in the treatment of pain.

Research conducted at Harvard Medical School expanded studies of ENT-103 to treat the elevated pain, or hyperalgesia, which follows a surgical incision. These preclinical studies indicated that ENT-103 demonstrates complete anesthesia of the skin for up to two hours after injection.

Our preclinical studies also revealed that ENT-103 has at least a 3-fold greater safety profile for cardiotoxic reactions over bupivacaine, and is approximately 4-fold safer than bupivacaine with regard to neurotoxicity. Additionally, through in silico (computerized prediction of chemical activity) modeling, we have concluded that ENT-103 is expected to have little blood-brain barrier penetration potential, suggesting that ENT-103 is unlikely to pass from the bloodstream into the brain in any significant amount.

Product Development Status

We have yet to commence human clinical studies with ENT-103. We expect to complete our ENT-103 preclinical research and toxicology studies and begin human trials in early 2005. In anticipation of the commencement of human clinical studies, we have conducted and will continue to conduct preclinical testing as required by the FDA. These studies include additional assessment of pharmacologic activity, assessment of cardiotoxic and neurotoxic potential, as well as other potential toxicology studies required by the FDA, and studies to address the absorption, distribution, metabolism and elimination of ENT-103 in a variety of formulations. See, “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock—If we fail to obtain regulatory approval to commercialize ENT-103, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell ENT-103 and generate revenue.”

Production Process

The ENT series of compounds are manufactured from a readily available source, pharmaceutical-grade cocaine. We obtain the starting material from our manufacturing partner, Macfarlan Smith of Edinburgh, Scotland. Macfarlan Smith is a 100+-year-old company recognized as one of the premier active pharmaceutical ingredient manufacturers and they are regarded as particularly expert at the production of narcotic substances. We believe that we would be able to obtain, on commercially reasonable terms, adequate supplies of the ENT series compounds from another supplier if there was any significant disruption of our supply relationship with

Macfarlan Smith. See, “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock—We are dependent on contract manufacturers for the production of ENT-103 and our failure to obtain or retain these contract manufacturers would negatively impact our business and results of operations.”

The production process, for which we have filed a manufacturing patent, is a simple, straightforward three-step process that typically has yields in excess of 95%. We have also prepared the free-base form and several salts of ENT-103 that facilitate the development of various potential delivery forms of ENT-103, such as a topical and/or inhaled form of the drug.

Market Overview

Pain is common to nearly all medical conditions. The type and severity of the pain determines the treatment. For this reason, the pharmaceutical market for pain is divided into two main categories, acute and chronic pain, and then further segregated by the underlying disease causing the pain.

The characteristics of the pain market have been defined by Frontline Strategic Management in a 2001 study entitled, “Pain Management: A Strategic Market Analysis.” The key market characteristics identified are:

•	Total sales worldwide in 2000 for prescription drugs to treat pain—$21.6 billion;

•	U.S. prevalence (total number of patients with the medical problem) of chronic pain – 85.1 million; and

•	U.S. incidence (total number of occurrences of a medical problem) of acute pain – 192.7 million.

There are two major classes of compounds to treat pain: non-steroidal anti-inflammatory drugs (NSAIDs) and narcotics. According to Frontline, these two classes of pain relievers had sales of more than $10 billion in the U.S. alone in 2000. These drugs, however, often have significant side effects associated with their use. A new product for the treatment of pain that does not have the associated side effects could be expected to capture a significant segment of this very large market.

We retained MEDACorp, a division of the investment bank Leerink Swan, to identify the segments of the pain market with major unmet needs. MEDACorp’s medical consultants concluded that a product with the characteristics of ENT-103 may have the potential to become a significant new medical product in the treatment of a variety of significant indications, including the following:

• Herpes zoster (shingles); • Post-operative pain; • Lower-back pain; • Fibromyalgia; • Sprains and strains; • Atopic dermatitis; • Mucositis;

•      Herpes simplex virus II;

•      Minor dermatological procedures;

•      Trigeminal neuralgia;

•      Nerve entrapment syndromes;

•      Intra-muscular injections;

•      Oral & esophageal candidiasis; and

•      Phelbotomy and IV placement.

We believe that the market for pharmaceutical products to treat pain has substantial unmet needs and presents a substantial opportunity for Entropin. Because ENT-103 can be formulated for topical and injectable delivery, we believe our compound has the potential to address many unmet needs in this market, such as an injected product for the treatment of post-operative pain and a topical product for the treatment of a variety of localized painful conditions including Herpes zoster (shingles), dermatologic/cosmetic procedures, and Herpes simplex type II. Additionally, we have begun investigation into an inhalable formulation of ENT-103 that may have use for the treatment of chronic pain. Each of these indications represent large markets in the U.S. and abroad and we believe that ENT-103 and related products discovered through our SAR technology potentially represent significant advances in the treatment of patients in each market.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, may currently be engaged in activities similar to our activities. Many of our competitors have substantially greater financial and other resources and larger research and development and clinical and regulatory affairs staffs. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed, some of which may be in direct competition with our proposed products. We also must compete with these institutions in recruiting highly qualified scientific personnel. We do not have the resources to compete with major pharmaceutical companies on a wide-scale basis in the areas of preclinical and clinical testing, regulatory approvals, manufacturing and marketing. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approval of products. Accordingly, our competitors may succeed in obtaining regulatory approval for their products more rapidly than we are able to obtain approval for ENT-103.

The PhRMA “2003 Survey: Medicines In Development For Older Americans” lists 29 products in various stages of development for the treatment of pain. The products under development include new chemical entities, as well as extensions of existing products. The existing products that we would principally compete with today include injectable pain relievers based on lidocaine and bupivacaine that are marketed under various trade names by AstraZeneca, Endo Pharmaceuticals and Abbott Laboratories, among others, a topical pain reliever based on lidocaine and prilocaine marketed by AstraZeneca, and a topical lidocaine patch marketed by Endo Pharmaceuticals. Based on the preclinical studies we have conducted to date, we believe that ENT-103 may have a competitive advantage over these existing products in that ENT-103 has demonstrated both anesthetic and analgesic properties and appears to act longer and more quickly than lidocaine-based products. However, ENT-103 may exhibit side effects in clinical trials, including toxicity to humans, and, because ENT-103 is derived from cocaine and thus is a Schedule II drug that is subject to stricter regulatory control, we believe that ENT-103 will not be available without a prescription and may trigger false positive results in drug tests, both of which are competitive disadvantages. Because we have only undertaken preclinical development efforts to date for ENT-103, our understanding of the competitive advantages and disadvantages of the compound may change and competitors may develop new products that reduce the potential market for ENT-103.

Both large and small biotechnology and pharmaceutical companies are supporting development of pain products. To the best of our knowledge, none of these companies are developing products based upon cocaine. In light of our patent portfolio, the tight import controls and regulatory restrictions on cocaine and coca leaves (from which cocaine is derived), and the fact that the active compound in cocaine cannot be synthesized in the laboratory, we believe that there is a relatively small risk that another pharmaceutical company will be able to successfully develop a pain product derived from cocaine, although we do expect our competitors to continue developing competing products derived from other sources. See, “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock—The pharmaceutical industry is highly competitive and most of our competitors are larger and have more experience, as well as greater technical and financial resources.”

Intellectual Property

Our policy is to file patent applications to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. In general, our patents relate to novel, active ingredients that are useful in preventing and treating a number of important diseases and disorders. These include immunoregulatory disorders, neuromuscular disorders, joint disorders (including arthritis, osteoarthritis and related inflammatory disorders), connective tissue disorders, circulatory disorders and pain indications. We also have issued patents covering processes for producing these compounds and for methods of treating or preventing multiple diseases and disorders using these compounds.

As described in our patent portfolio table set forth below, we currently hold 63 issued and pending patent applications worldwide, including seven issued U.S. patents and 44 issued foreign patents; we have four patents pending in the U.S. The expiration dates for our key patents range from 2012 to 2016. Four non-key patents, which relate to the use of Esterom solution for the treatment of rheumatoid arthritis, will expire in 2004.

Patents and Patent Applications	United States		Foreign
Description	Issued	Pending	Issued	Pending
Benzoylecgonine and Benzoylnorecgonine for Treatment of Rheumatoid Arthritis	—	—	4	—
Novel Benzoylecgonine, Ecgonine and Ecgonidine Derivatives	3	—	30	—
Covalently Coupled Benzoylecgonine, Ecgonine and Ecgonidine Derivatives	4	1	10	5
Methods For Producing 1,2-Hydroxyalkyl Tropane Esters (Esterom)	—	1	—	1
Methods for Producing Hydroxyalkyl Tropane Esters	—	1	—	2
Novel 1,3-Propanediol Tropane Esters and Related Compounds	—	1	—	—

TOTALS	7	4	44	8

The issued U.S. patents include two composition-of-matter patents covering the molecules contained in Esterom solution (including ENT-102) that expire in 2012 and 2013, respectively. We have also filed a patent application with the United States Patent Office along with international counterparts that describes a method for the enrichment of the compounds covered in our composition of matter patents that will extend the protection of ENT-102. This patent application describes a method for the production of Esterom solution and its components, including ENT-102.

In August 2002, we filed a patent describing the manufacturing process for ENT-102. This application describes the preparation of commercial quantities of ENT-102 and other related compounds (including ENT-103). The patent application is currently in the process of being filed abroad. In December 2002, we filed a composition of matter patent application for ENT-103. We believe that composition-of-matter patents provide the strongest protection available.

Our new patent application claims composition of matter containing ENT-103 and also provides the potential for the development of a number of additional new chemical entities. We believe our other patents also provide the foundational framework for the discovery of additional new chemical entities using our SAR technology, resulting in new and different products.

We also rely on trade secret protection of our intellectual property. We regularly enter into confidentiality agreements with third parties, employees and consultants. We believe that these agreements generally protect our intellectual property rights by providing assignment of interests in patents and other intellectual property to Entropin arising from work done and restricting the disclosure and misuse of confidential information. However, trade secrets may be lawfully reverse-engineered by competitors and generally provide less protection than patents.

Business Organization

We maintain a limited management team and support structure comprised of three full-time employees and have historically contracted with professional organizations and third parties who have provided services and expertise in areas such as research and development, preclinical and toxicology studies, clinical trial organization and management, regulatory matters, clinical supply and manufacturing of our products, product packaging, and enhanced drug formulation.

We have employed this virtual outsourcing business model since the late eighties. This model has effectively kept costs low and allowed us to maximize our limited resources. Outsourcing allows us to secure the most qualified individuals and institutions without encumbering us with heavy fixed costs. By employing this business model, we believe that we can more effectively control the cost of bringing a drug to market. It is estimated that major pharmaceutical companies spend more than $800 million dollars to secure FDA approval and bring a new product to market. We estimate we can bring ENT-103 to market for less than $100 million, assuming that the compound proves to be safe and effective in clinical trials.

The primary organizations and third party providers with whom we have contracted, and intend to contract with in the future, for professional services are identified below along with the services they have provided. Although each of these relationships is important to us, we believe that we would be able to arrange for another party to provide similar services on substantially the same economic terms if we were to lose any of these relationships. However, this may delay our operations and cause us to incur additional costs. See, “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock—We rely on third parties to test, research, develop and manufacture ENT-103 and those third parties may not perform successfully, which could harm our business, financial condition and results of operations.”

Party	Relationship

Macfarlan Smith	Macfarlan Smith, a wholly owned subsidiary of Johnson Matthey plc, manufactures active pharmaceutical ingredients and initially manufactured the Esterom solution used in our clinical trials. Subsequently, their scientists have developed a method for manufacturing scale-up of ENT-103.

RTI International	RTI International, a research institute affiliated with Research Triangle Park (a collaboration among North Carolina State University, Duke University and the University of North Carolina at Chapel Hill), prepared as analytical reference standards each of the components in the Esterom solution, providing us with the tool to determine the active ingredient and proceed with the development of ENT-103. We expect that we will continue to collaborate with researchers at RTI on the development of additional compounds using SAR technology.

Brigham & Women’s Hospital, Harvard Medical School	In 2001, we entered into a collaboration with Gary Strichartz, Ph.D., Professor of Anesthesiology and Director of the Pain Research Center to study the effects of Esterom Solution and its components in various preclinical pain models. Through this work we identified ENT-102/103 as the active component. We expect that we will continue to collaborate with researchers at Harvard Medical School on future development of ENT-103.

University of Arizona School of Medicine	To expand and corroborate the work done by Dr. Strichartz, we entered into a collaboration with Frank Porreca, Ph.D., Professor of Pharmacology, University of Arizona School of Medicine to evaluate the effects of Esterom and its various components in preclinical models of inflammatory and neuropathic pain. We expect that we will continue to collaborate with researchers at the University of Arizona School of Medicine on the future development of ENT-103.

The Miami Project to Cure Paralysis, University of Miami School of Medicine	We have commenced additional preclinical pharmacology and the evaluation of new formulations of ENT-103 in a collaboration with Jacqueline Sagen, Ph.D. Dr. Sagen has tested injectable and topical formulations of ENT-103 in an inflammatory neurogenic pain model. We expect that we will continue to collaborate with researchers at the University of Miami School of Medicine on the future development of ENT-103.

We have also entered into an agreement with a specialty pharmaceutical company pursuant to which we will attempt to combine ENT-103 with its proprietary excipient to create a topical formulation. We expect that any new formulations will be tested by our paid researches at Harvard Medical School, the University of Arizona or other academic institutions as deemed appropriate.

Government Regulation

We are subject to two principal areas of governmental regulation, as described below.

U.S. Food and Drug Administration

The research, development, testing, manufacturing, promotion, marketing and distribution of drug products are extensively regulated by government authorities in the United States and other countries. Drugs are subject to rigorous regulation by the Food and Drug Administration, or FDA, in the United States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

•	preclinical safety studies in animals and formulation studies;

•	submission to the FDA of an Investigational New Drug, or IND, application, approval of which must be received prior to commencing human clinical studies with a new drug;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each medical indication;

•	submission of a New Drug Application, or NDA, to the FDA; and

•	FDA review and approval of the NDA.

Preclinical animal tests include laboratory evaluation of product chemistry, stability, pharmaceutical properties and formulation, as well as studies to prove the product is safe in animals. The results of preclinical testing are submitted to the FDA for review prior to submission of an IND; the FDA can prevent us from commencing human clinical studies should it find these studies inadequate. The FDA may halt proposed or ongoing clinical trials at any time and/or allow the trials to continue under specified terms.

Clinical trials to support new drug applications are typically conducted in three sequential phases. During Phase I safety studies, the initial introduction of the drug to healthy human subjects, the drug is tested to assess how it is handled in the body and to measure the level of the drug in the body over time, as well as any side effects associated with increasing doses.

Phase II usually involves studies in a limited patient population to: (1) assess the efficacy of the drug in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and/or (3) identify possible adverse effects and safety risks.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials (also called pivotal studies, major studies or advanced clinical trials) are undertaken to further demonstrate clinical efficacy and further test for safety of the product within an expanded patient population at geographically dispersed clinical study sites.

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

If FDA evaluations of the new drug application, or NDA, and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for certain indications. The FDA may refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. Because we intend to contract with third parties for manufacturing our product, our control over compliance with FDA requirements will be more complicated. In addition, identification of certain side effects or the occurrence of manufacturing problems after any of our drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, additional clinical trials, and changes in labeling of the product.

Outside the United States, our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. Although the requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country, the foreign regulatory approval process includes all of the risks associated with the FDA approval set forth above. At present, foreign marketing authorizations are applied for at a national level, although within Europe procedures are available to companies wishing to market a product in more than one European Union member state.

We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, the regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. We intend to contract with an experienced third party to assist with our European clinical development and regulatory approvals.

U.S. Drug Enforcement Administration

The DEA has designated Esterom solution as a Schedule II controlled substance. Because ENT-103 is a derivative component of Esterom solution, and also contains benzoylecgonine, this compound is also considered a Schedule II controlled substance. The manufacture, storage, shipment and use of a Schedule II controlled substance are subject to stringent government regulations.

Employees

We have two full-time executive officers, Thomas G. Tachovsky, President and Chief Executive Officer and Patricia G. Kriss, Chief Financial Officer, Vice President of Finance and Administration, and Secretary/Treasurer, and one full-time administrative employee. The core management team is augmented by Higgins D. Bailey, Chairman of the Board, and Joseph R. Ianelli, Vice Chairman of the Board. The members of our Board of Directors, including the Chairman and the Vice Chairman, are compensated with stock options rather than cash salaries.

Factors That May Affect Our Future Results and the Trading Price of Our Common Stock

An investment in shares of our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with other information contained in this report and our other filings with the Securities and Exchange Commission before you decide to buy our stock. If any of the following risks actually occur, our business, financial condition and prospects would likely suffer. Additional risk and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

We need to raise additional funds to support our operations. If we are unable to raise these funds, we will be unable to complete our product development and will need to reduce or cease our operations.

Our independent auditors’ opinion on our 2002 and 2003 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

During the first quarter of 2004, we completed a secondary offering of our common stock in which we raised gross proceeds of $3,850,000. We believe that the net proceeds of this offering will be sufficient to permit us to operate into the second quarter of 2005, and to complete our preclinical studies, file an IND and complete our Phase I human trials for ENT-103. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations.

We will need to raise significant additional funds to continue the development of ENT-103 (topical and injectable formulations) and complete the FDA approval process, which we expect will cost approximately $45 million beyond our total expenditures to date and will take at least an additional four to five years. Our future funding requirements will depend on many factors, including:

•	progress with preclinical and toxicology studies of ENT-103;

•	the costs of clinical tests and obtaining regulatory approval for ENT-103;

•	the costs and expenses associated with defending against the securities lawsuit recently filed against us and certain of our executive officers;

•	the magnitude of our research and development programs;

•	the costs involved in obtaining and maintaining patent and other intellectual property rights; and

•	the cost of commercial manufacturing.

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. Any negative results or delay in our clinical and preclinical studies will adversely affect our ability to raise additional funds through the issuance of securities or consummation of corporate partnering relationships. Any additional equity or debt financings that we may complete will be dilutive to our existing stockholders. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. Any such collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies or products, and may be dilutive to our existing stockholders. We cannot guarantee that we will be able to secure additional funds on reasonable terms, or at all. If we are unable to obtain the significant additional funds to support our operations, we will be unable to complete our product development, we may need to reduce or cease our operations, and you may lose your entire investment in our company.

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103 and during the regulatory approval process for ENT-103, including filing a New Drug Application and conducting clinical trials. From our inception through December 31, 2003, we have incurred cumulative net operating losses of $32.7 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all, and we may never achieve profitable operations.

If we fail to obtain regulatory approval to commercialize ENT-103, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell ENT-103 and generate revenue.

Our sole current drug candidate, ENT-103, has undergone only limited preclinical development and we do not anticipate beginning human clinical trials with ENT-103 until early 2005, although we can give no assurances as to the results of or the time to complete these preclinical studies. We have not yet filed an application to commence human clinical trials, known as an Investigational New Drug, or IND, application, nor have we requested or received regulatory approval from the FDA for marketing products containing ENT-103. Neither ENT-103 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all. Any delay in the timing of the preclinical studies will adversely affect our ability to complete the necessary clinical trials, which could significantly harm our prospects given our limited remaining funds.

The development of new pharmaceutical products is highly uncertain and subject to a number of risks. The FDA approval process generally takes years and consumes substantial capital resources with no assurance of ultimate success. We cannot apply for FDA approval to market ENT-103 until the product successfully completes all of the required clinical trials. Several factors may prevent our successful completion of the clinical trials, including negative or inconclusive preclinical results, failure or delays in the FDA approval process, insufficient capital resources, inability to properly design and complete clinical trials, or insufficient proof that ENT-103 is safe and effective. In addition, interim results do not necessarily predict final results, as was the case with our Esterom clinical trials. Negative or inconclusive results generated during preclinical or toxicology studies, or any future clinical studies, will have an immediate negative impact on our operations and future prospects.

There can be no assurance that development of ENT-103 will be completed successfully, that we will not encounter problems in preclinical studies or clinical trials that will cause the delay or suspension of such trials, that current or future testing will show ENT-103 to be effective or that ENT-103 will receive regulatory approval. Moreover, even if ENT-103 does receive regulatory approval, there can be no assurance that ENT-103 will be commercially successful, or that we will be able to secure all of the patent and other regulatory protections necessary to prevent competitors from producing similar products. The failure of ENT-103 to receive timely regulatory approval and achieve commercial success will negatively impact our business and results of operations.

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

We depend on contractual arrangements with third parties for the provision of services and expertise in selected areas. Under these contractual arrangements, third parties are responsible for:

•	conducting preclinical research and toxicology studies;

•	conducting clinical trials and obtaining regulatory approvals;

•	process and analytical methods development;

•	clinical supply and commercial manufacturing;

•	product packaging;

•	research; and

•	enhanced drug formulation(s).

Our existing contractual relationships place substantial responsibility on these third parties, which could result in delays or termination if they fail to perform as predicted. Although we believe that we could replace these contractual relationships if necessary, we may not be able to do so in a timely manner or on favorable terms, if at all. If these third parties fail to perform their contractual obligations, it could have a negative impact on our business and results of operations.

We are dependent on contract manufacturers for the production of ENT-103 and our failure to obtain or retain these contract manufacturers would negatively impact our business and results of operations.

We have utilized, and intend to continue utilizing, third party manufacturers to produce the supplies of ENT-103 needed for our preclinical studies. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we are solely dependent on Macfarlan Smith, our contract manufacturer, for all production of ENT-103 for development and commercialization purposes. Although there are several other contract manufacturers with whom we could contract for the supply of ENT-103, any disruption of our supply through Macfarlan Smith could result in delays and additional costs that could harm our operations.

We depend on key personnel who would be difficult to replace and our business will likely be harmed if we lose their services.

We have only two full-time executive employees, Thomas Tachovsky and Patricia Kriss, our Chief Executive Officer and Chief Financial Officer, respectively. Although we have an employment agreement with Mr. Tachovsky, his employment relationship is at-will, which means that either party can terminate the employment relationship at any time and for any reason. We do not have an employment contract with Mr. Kriss and her employment relationship is also at-will. Although we maintain key person life insurance for both of our executive employees, the loss of either person would materially harm our operations. In addition, we rely on the members of the Scientific Committee of the Board of Directors (described below), our Scientific and Medical Advisory Board and a number of other specialty consultants to assist in formulating our research and development strategy. The loss of either of our key executives or primary consultants could impede the achievement of our objectives and our business would likely be harmed.

We are a defendant in a lawsuit, which if determined adversely, could harm our business, results of operations and financial condition.

On January 28, 2003, a complaint was filed in the superior court of the state of California against us and two of our directors, Messrs. Tachovsky and Bailey, seeking unspecified damages. The lawsuit alleges that the defendants violated Sections 25400/25403/25500 of the California General Corporation Law, as well as Section 11 of the Securities Act of 1933 by making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission. The plaintiffs also allege that one of our directors, Mr. Bailey, sold stock for personal gain in violation of federal and state securities laws. The suit alleges that defendants failed to disclose negative clinical trial data and failed to perform certain studies prior our March 2000 public offering of common stock and warrants. We believe the claims are without merit and have filed a motion for summary judgment with the court. Although we believe the claims are without substance, there can be no assurance that we will succeed in defending or settling this action. Additionally, it is possible that this lawsuit will harm our business and/or financial position.

The scope and validity of patents and proprietary rights is particularly important in our industry and the loss of any such rights could harm our business and prospects.

Patents, trademarks and other intellectual property rights are important in our industry and important to our success. Others may challenge, seek to invalidate, infringe or circumvent any patents we own, and the rights we have under those patents may not provide competitive advantages to us. If we are unable to successfully prosecute our patent applications, defend our existing patents or if others develop similar products beyond the protection of our existing patents, our business could be impaired.

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

We may also need to initiate litigation, which could be time-consuming and expensive, to enforce our proprietary rights or to determine the scope and validity of others’ rights. Any such litigation could result in substantial costs and diversion of resources, regardless of the outcome. In addition, a court may find our patents invalid or may find that we have infringed on a competitor’s rights. If any claims or actions are asserted against us, we may be required to participate in expensive interference proceedings to determine who has the right to a patent for the technology.

Pharmaceutical companies may be exposed to significant product liability claims that can be very costly. Given our limited financial resources, any such claims could harm our business.

The clinical testing of products containing ENT-103 entails risk of product liability claims. Medical testing has historically been litigious and we face financial exposure to product liability claims in the event that use of our products results in personal injury. We also face the possibility that defects in the manufacture of ENT-103 based products might necessitate a product recall. There can be no assurance that we will not experience losses due to product liability claims or recalls in the future. We currently have no product liability insurance and very limited financial resources that could be used to satisfy any such claims, although we anticipate purchasing product liability insurance in reasonable and customary amounts prior to our sale of ENT-103 based products. Such insurance can be expensive, difficult to obtain and may not be available in the future at reasonable cost or in sufficient amounts to protect us against losses. An inability to maintain insurance or to otherwise protect against potential product liability could prevent or inhibit the commercialization of ENT-103 products. Moreover, a product liability claim in excess of our insurance coverage limits or product recall could significantly diminish our limited financial resources and harm our business and results of operations.

The pharmaceutical industry is highly competitive and most of our competitors are larger and have more experience, as well as greater technical and financial resources. As a result, we face significant competitive hurdles.

The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. There are currently many successful products marketed for the treatment of pain and our competitors have new products and product candidates in all stages of development that will complete with ENT-103 if it is commercialized. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approval of products. Accordingly, our competitors may obtain regulatory approval for their products more rapidly than we are able to. If we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no prior experience.

Rapid technological change could make our products obsolete.

Pharmaceutical technologies have undergone rapid and significant change. We expect that pharmaceutical technologies will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Even if ENT-103 is approved for marketing, rapid technological development in our industry may render it obsolete before we can recoup all or any portion of our development expenses. If this were to happen, we may be forced to write off development costs, abandon ENT-103 or other drug candidates and seek new drug candidates for regulatory approval and commercialization, all of which could materially adversely affect our business, financial condition and results of operations.

The existing trading market for our securities is limited, which affects the price and liquidity of our securities.

Our common stock was recently delisted from the Nasdaq SmallCap Market and now trades on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board typically suffer from lower liquidity, which may lead to depressed trading prices, greater price volatility and difficultly in buying or selling shares, particularly in large quantities. Currently, there is a limited trading market for our common stock and we cannot predict when, if ever, a fully developed public market for the common stock will occur. If a developed public trading market for the common stock does develop at a future time, there are no assurances that it will be sustained for any period of time. Any sales of shares by stockholders in substantial amounts in the public market could adversely affect the prevailing market price and could impair our future ability to raise capital through the sale of equity securities.

In addition, the SEC has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of purchasers in this offering to sell our securities in the secondary market.

We may sell additional shares of capital stock in the future, which could dilute your investment.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. In our secondary offering completed on February 18, 2004, we issued a total of 19,250,000 shares of common stock. As of February 18, 2004, there were 30,795,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock. In the future, we intend to raise additional capital to meet our financial needs through the sale of equity or other securities. Our Board of Directors has the power to issue substantial additional shares of common stock and preferred stock without stockholder approval. Potential investors should be aware that any such stock issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. Further, any new issuance of shares may result in a change in control of our company.

The price of common stock has fluctuated greatly over the past several years and we expect this volatility to continue.

The market prices and trading volumes for the securities of development stage companies in general, and for our securities in particular, have historically been highly volatile and have experienced significant price and volume fluctuations. These fluctuations may or may not be related to our operating performance, and the announcement of developments regarding our products, regulatory approval status, competition, government regulation or other matters that are material to our business or prospects may cause significant swings in our stock prices.

ITEM 2.    DESCRIPTION OF PROPERTY.

We sublease 800 square feet of office space in Indio, California from one of our principal stockholders, Thomas T. Anderson, for a monthly rent of $800 on a month-to-month basis. We believe this lease is at or below market prices for comparable office space. We believe that our current space is adequate for our current and identified future needs.

ITEM 3.    LEGAL PROCEEDINGS.

On January 28, 2003, a complaint was filed in the superior court of the state of California against us and two of our directors, Messrs. Tachovsky and Bailey, seeking unspecified damages. The lawsuit alleges that the defendants violated Sections 25400/25403/25500 of the California General Corporation Law, as well as Section 11 of the Securities Act of 1933 by making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission. The plaintiffs also allege that one of our directors, Mr. Bailey, sold stock for personal gain in violation of federal and state securities laws. The suit alleges that defendants failed to disclose negative clinical trial data and failed to perform certain studies prior our March 2000 public offering of common stock and warrants. We believe the claims are without merit and have filed a motion for summary judgment with the court. Although we believe the claims are without substance, there can be no assurance that we will succeed in defending or settling this action. Additionally, it is possible that this lawsuit will harm our business and/or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An Annual Meeting of our stockholders was held in San Diego, California on December 10, 2003. At this meeting, the stockholders approved each of the following actions as set forth below (together with the results of voting):

1. Three directors were elected to three-year terms. Higgins D. Bailey, Dennis K. Metzler and Thomas G. Tachovsky will serve until the date of the 2006 annual meeting of stockholders. 4,782,252 shares voted for the proposal, 400 against, and 9,523 abstained. Paul V. Maier and Randall L. Carpenter will continue to serve as directors until the date of the 2004 annual meeting of stockholders. Joseph R. Ianelli and Bruce R. Manning will continue to serve as directors until the date of the 2005 annual meeting of stockholders.

2. The stockholders ratified the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 2003. 4,784,562 shares voted for the proposal, 200 against, and 7,413 abstained.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

From February 25, 1998 until March 13, 2000, our common stock traded on the OTC Bulletin Board under the trading symbol “ETOP.” From March 14, 2000 to June 25, 2003, our common stock was traded on the Nasdaq SmallCap Market under the trading symbol “ETOP.” Since June 26, 2003, our common stock has been traded on the OTC Bulletin Board under the trading symbol “ETOP.” Although quotations for shares of our common stock may be obtained through the OTC Bulletin Board, because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell such shares. The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The following table sets forth the high and low closing prices per share for our common stock for the quarters indicated.

Year ended December 31, 2002	High	Low
First Quarter	$3.80	$2.05
Second Quarter	$3.85	$2.36
Third Quarter	$3.73	$0.38
Fourth Quarter	$0.44	$0.27

Year ending December 31, 2003	High	Low
First Quarter	$0.92	$0.25
Second Quarter	$1.10	$0.33
Third Quarter	$0.80	$0.45
Fourth Quarter	$0.45	$0.20

On March 25, 2004, the closing price of our common stock on the OTC Bulletin Board was $0.22 per share.

Stockholders and Warrantholders

As of February 18, 2004, approximately 356 holders of record owned approximately 9,001,768 shares of our common stock with the remaining shares held in street name through registered brokers. As of February 18, 2004, approximately 5 holders of record owned approximately 3,210,487 shares of our Series A’ preferred stock. As of February 18, 2004, approximately 25 holders of record owned warrants to purchase a total of 1,983,500 shares of our common stock, with the remaining warrants held in street name through registered brokers.

Dividends

We have never declared or paid dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Instead, we intend to retain any earnings to finance the expansion of our business and for general corporate purposes. Any payment of dividends on the common stock is subject to the prior dividend rights of the outstanding Series A’ preferred stock.

Sales of Unregistered Securities

We have issued securities to the following persons for the cash or other consideration indicated in transactions that were not registered under the 1933 Act.

I.

In 2001, the Registrant provided stock option agreements to each of its directors (with the exception of the Registrant’s president and chief operating officer) to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing February 1, April 1, or July 1, 2001, based on each director’s service period, and ending upon the earlier of April 1, 2002 or the termination of the recipient’s term as a director. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

II.

In 2001, the Board of Directors approved a compensation plan for the Chairman and Vice Chairman of the Board for services provided to the Registrant, to be paid in stock options with market values of $40,000 and $30,000, respectively. The options are exercisable until January 1, 2006, at $1.00 per share and vested ratably over a twelve month period. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

III.

In 2001, the Registrant provided a stock option agreement to purchase 100,000 shares of common stock to its president and chief operating officer for services provided to the Registrant, at an exercise price of $2.05 per share. The options vest upon completion of the Phase II/III trial and submission of the trial results to the FDA. The options expire five years from the date they become exercisable. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

IV.

In 2001, the Registrant provided a stock option agreement to purchase 95,000 shares of common stock to its vice president and chief financial officer for services provided to the Registrant, at an exercise price of $2.05 per share. The options vest as follows: 25,000 shares upon completion of the Phase II/III trial and submission of the trial results to the FDA; 35,000 shares upon submission of the New Drug Application (NDA); and, 35,000 shares upon approval of the NDA. The options expire five years from the date they become exercisable. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

V.

In 2001, the Registrant provided a stock option agreement to purchase 23,200 shares of common stock to its president and chief operating officer for services provided to the Registrant, exercisable at $1.00 per share for a period of five years. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

VI.

In 2001, the Registrant provided a stock option agreement to purchase 14,500 shares of common stock to its vice president and chief financial officer for services provided to the Registrant, at an exercisable at $1.00 per share for a period of five years. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

VII.

In 2001, the Registrant provided a stock option agreement to a new director to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing January 1, 2002 and ending upon the earlier of April 1, 2002 or the termination of the recipient’s term as a director. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

VIII.

In 2002, the Board of Directors approved a compensation plan for the Chairman and Vice Chairman of the Board for services provided to the Registrant. The Chairman and Vice Chairman were granted stock options with market values of $40,000 and $30,000 per year, respectively. The Chairman and Vice Chairman’s compensation is payable in an option to purchase the Company’s common stock. The options are exercisable until January 1, 2007, at $1.05 per share and vested ratably over a twelve month period. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

IX.

In 2002, the Registrant provided stock option agreements to each of its directors (except the Registrant’s president and chief executive officer) to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until April 1, 2007, at $3.85 per share. The options vest ratably on a monthly basis commencing April 1, 2002, and ending upon the earlier of April 1, 2003 or the termination of the recipient’s term as a director. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

X.

In 2002, the Registrant provided a stock option agreement to purchase 40,000 shares of common stock to its president and chief operating officer for services provided to the Registrant, 20,000 exercisable at $2.05 per share for a period of five years, and 20,000 exercisable at $3.05 per share for a period of five years. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

XI.

In 2002, the Registrant provided a stock option agreement to purchase 13,750 shares of common stock to its vice president and chief financial officer for services provided to the Registrant, at an exercisable at $2.05 per share for a period of five years. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

XII.

In 2002, the Registrant granted options to acquire 100,000 shares of the Registrant’s common stock to Mirador Consulting, a consulting organization retained to provide investor relations services to the Registrant. 50,000 of the options are exercisable at $0.75 per share and 50,000 of the options are exercisable at $1.50 per share until December 1, 2005. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

XIII.

In 2004, the Registrant issued a warrant to acquire 1,000,000 shares of the Registrant’s common stock to Navidec Financial Services, Inc., a consulting organization retained to provide business and financial advisory services to the Registrant. The warrant vested and became exercisable with respect to 500,000 of the underlying shares on January 31, 2004 and will vest and become exercisable with respect to the remaining 500,000 shares on March 31, 2004, but only if the consulting agreement between the Registrant and Navidec has not been terminated on or before such date. The warrant is exercisable at a price of $0.25 per share until its expiration on January 1, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant will be impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

XIV.

In 2004, the Registrant issued a warrant to acquire 119,000 shares of the Registrant’s common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant will be impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)	—	$—	364,269
Equity Compensation Plans not Approved by Security Holders (2)	1,270,119	3.32	—

Total	1,270,119	$3.32	364,269

(1)	Consists solely of the 1998 Compensatory Stock Plan.

(2)	Consists of option grants to officers, directors and employees pursuant to individual non-qualified stock option agreements. These option grants have exercise prices ranging from $1.00 per share to $6.00 per share. Each option generally vests in installments over the optionee’s period of service, although some options vest upon the achievement of certain milestones related to the development of our products and some options are fully vested on the date of grant. The options will vest on an accelerated basis in the case of any merger or consolidation of the Company with or into another corporation or any other type of reorganization which results in a change of control whereby the Company’s board of directors prior to the reorganization represents less than a majority of the Company’s board of directors after the reorganization. Each option generally has a maximum term of five to ten years. In addition, upon the death of an optionee, any options that the optionee was entitled to exercise on the date of death will be exercisable until the stated expiration date of the optionee’s option by the person or persons to whom the optionee’s rights pass under a will or by the laws of descent and distribution. All of the options are non-statutory options under the Federal tax laws.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this prospectus contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In some cases, you can identify the forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our business and results of operations are subject to various risks and uncertainties as disclosed under the caption “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock” in Item 1 of this Form 10-KSB. These risks and uncertainties include our need and ability to raise significant additional capital; our history of significant operating losses; the ability to successfully complete formulation, development and preclinical studies for our sole drug candidate, ENT-103; the time, cost and uncertainty of obtaining regulatory approvals; and the ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

Overview

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS FORM 10-KSB.

We were incorporated in California in 1984 as Entropin, Inc., or old Entropin, and in 1998 completed a merger with and into Vanden Capital Group, Inc. pursuant to which all of the issued and outstanding common shares of old Entropin were converted into a majority of Vanden’s common stock. Vanden subsequently changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, Inc. became a Colorado corporation. In June 2002, we changed our state of incorporation from Colorado to Delaware.

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials on our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of December 31, 2003, our accumulated deficit was approximately $32.7 million.

Research and Development

Prior to our current focus on ENT-103, we completed four preclinical animal studies, Phase I, Phase II and Phase II/III human clinical trials for our first product, known as Esterom solution. In January 2002, we reported that our researchers at Harvard Medical School had identified the active ingredient in Esterom solution, which we named ENT-102. Results of our initial preclinical studies revealed that ENT-102 effectively blocks nerve impulse conduction and when injected into animals may have long-lasting properties to reduce and manage pain.

Based on these findings and the results of our Phase II/III clinical study with Esterom solution, we decided to forego further development of Esterom solution and pursue development of ENT-102. In January 2003, we announced the discovery of a new chemical entity, ENT-103, a simplified derivative of ENT-102. ENT-103 is a single chemical compound that exists as a single molecular species. In contrast, ENT-102 is a single chemical compound comprised of a mixture of four chemical species. Due to the demonstrated pain reduction equivalency of ENT-103 and ENT-102 in preclinical studies, and the advantages of pursuing regulatory approval with a single molecule versus a mixture of four molecules, we decided to focus on the development of ENT-103 as a therapy for treatment of acute pain.

The following table provides certain information regarding our research and development expenditures for ENT-103 and its predecessor compounds (ENT-102 and Esterom solution) during fiscal years 2002 and 2003.

	Fiscal years
	2002	2003
Research and development expenditures	$3,048,063	$723,218

Assuming that our clinical trials are successful, we estimate that it will take between four and five years to complete the clinical development of ENT-103 so that it can be commercialized. Any significant delays in our clinical trials or commercialization will affect our ability to generate revenue and may harm our ability to continue to raise capital needed to complete the commercialization of ENT-103. The earliest time at which we expect to generate revenue from ENT-103 under a licensing or similar arrangement is following announcement of Phase I clinical trial results, which may be in early 2005, assuming the clinical trial results are positive and that we are able to find a licensing partner at that time.

We estimate that an additional $45 million will be required to complete development and FDA approval of ENT-103. These expenditures primarily represent research, clinical trials and general and administrative costs. As of December 31, 2003, we have spent a total of approximately $32.7 million developing ENT-103 and its predecessor products, ENT-102 and Esterom solution.

Recent Developments

During the first quarter of 2004, we completed a secondary offering of our common stock in which we raised gross proceeds of $3,850,000. We believe that the net proceeds of this offering will be sufficient to permit us to operate into the second quarter of 2005, and to complete our preclinical studies, file an IND and complete our Phase I human trials for ENT-103. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations.

Plan of Operation

We will need to raise significant additional funds to continue the development of ENT-103 (topical and injectable formulations) and complete the FDA approval process, which we expect will cost approximately $45 million beyond our total expenditures to date and will take at least an additional four to five years.

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. We cannot guarantee that we will be able to secure additional funds on reasonable terms, or at all.

Results of Operations

Year ended December 31, 2003, compared to year ended December 31, 2002.

The net loss for the year 2003 was approximately $3.3 million, or $0.31 per basic and diluted share on approximately 10.7 million weighted average shares outstanding. In comparison, the net loss for the year 2002 was approximately $5.4 million, or $0.54 per share on approximately 9.9 million weighted average shares outstanding. The net loss incurred during 2002 exceeds the net loss incurred during 2003, primarily because of clinical trial expenses, research costs associated with conducting mechanism of action studies and preclinical research leading to the development of ENT-103.

Total research and development expenses were approximately $723,000 for 2003, as compared to approximately $3.0 million for 2002. The decrease in research and development expenses during 2003 compared with 2002 reflects the fact that the Company was actively involved in clinical trials during 2002 which were more costly than the preclinical studies the Company was engaged in during 2003.

Total general and administrative expenses were approximately $2.4 million for both 2003 and 2002. Although total general and administrative expenses were approximately equal for 2003 and 2002, the composition of these expenses differed. The 2003 expenses included legal fees and higher directors and officers’ liability insurance premiums attributable to the class action suit filed against the Company in early 2003. The 2002 expenses included expenses for investor relations and financial/business consultants.

Our interest income was approximately $23,000 in 2003, as compared to approximately $190,000 in 2002. This decrease reflects lower balances and declining interest rates for cash, cash equivalents and short-term investments during 2003.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through December 31, 2003, we have received net cash proceeds from financing activities aggregating approximately $20.3 million. As of December 31, 2003, our working capital was approximately $824,000.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

During the first quarter of 2004, we completed a secondary stock offering from which we raised gross proceeds of $3,850,000. We estimate that the net proceeds from this offering, along with our other available cash balances, will be sufficient to permit us to operate into the second quarter of 2005, complete our preclinical studies, file an IND and complete our Phase I human trials for ENT-103. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations. We will not generate revenue from sales of any products in the foreseeable future.

On August 11, 2003, the holders of all outstanding shares of Series B preferred stock exchanged each share of Series B preferred stock for 9.4967 shares of common stock pursuant to a recapitalization agreement with the Company. As a result, there are no shares of Series B preferred stock outstanding subsequent to August 11, 2003.

Net cash used in operating activities was approximately $2.7 million during fiscal 2003, compared with approximately $4.7 million during fiscal 2002. The cash used in operations was primarily related to funding clinical trials, conducting mechanism of action studies, expanding research and development activities and maintaining our administrative infrastructure. As of December 31, 2003, our principal source of liquidity was approximately $1,032,000 in cash and cash equivalents.

We believe that our operating expenses will remain relatively low until we complete our preclinical research and will increase as we proceed with clinical trials, the new drug application, or NDA, process and other activities related to the FDA approval process. The estimated period for which we expect available sources of cash to be sufficient to meet our funding needs is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital to fund future clinical trials and continue other research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the success or failure of our preclinical research and studies on ENT-103, the timing of future clinical trials and other activities related to the FDA approval process, the cost and timing of sales, marketing and manufacturing activities, the extent to which our products, if any, gain market acceptance, and the impact of competitors’ products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise sufficient additional funds on favorable terms, or at all, would harm our business, results of operations and financial position.

As of June 26, 2003, our common stock and warrants were delisted from the Nasdaq SmallCap Market for failure to comply with the $1.00 minimum bid price requirement. Our common stock and warrants now trade on the OTC Bulletin Board under the symbols “ETOP” and “ETOPW,” respectively. Trading on the OTC Bulletin Board could result in a less liquid market available for existing and potential investors to trade shares of our common stock and warrants and could ultimately further depress the trading price of our common stock and warrants. In addition, we may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

To meet future capital needs, we may pursue one or more of the following financing options:

•	stock offerings, similar to our current offering,
•	licensing agreements with established pharmaceutical companies, and
•	investment from, and partnership(s) with, established pharmaceutical companies.

We are currently open to licensing discussions with established pharmaceutical companies that have drugs or research and development efforts in areas complementary to those in which we have a focus. We believe that ENT-103 can be a complementary co-therapeutic agent for drugs targeting the pain market. Our management is also pursuing direct investments by strategic partners. The desired strategic partner would be expected to participate in the development process from a scientific advisory board standpoint and in any other manner that is deemed mutually beneficial. To date, we have not entered into any such arrangements and none are currently pending. Additionally, there can be no assurance that we will be able to successfully negotiate and complete any of these arrangements or that we will be able to do so on terms we deem acceptable.

Critical Accounting Policies

We routinely grant stock options to compensate officers, directors and employees for their services. This practice allows us to conserve our cash resources for our drug development program. We have adopted the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Under these provisions, stock based compensation is measured based on the fair value of the options granted using the Black-Scholes option-pricing model. Amounts recorded for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 based on the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges related to options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders’ equity section of the balance sheet.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on our results of operations or financial position.

ITEM 7.     FINANCIAL STATEMENTS.

The Financial Statements are set forth on pages F-1 to F-22 of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During our two most recent fiscal years, there have been no changes in, or disagreements with, our accountants on accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.    We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, our Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting.    During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 29, 2004, and is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 29, 2004, and is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                          AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 29, 2004, and is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 29, 2004, and is incorporated herein by reference.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)  Exhibits Required by Item 601 of Regulation S-B.

Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit Number	Description

2.1	Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation (1)

3.1	Certificate of Incorporation of Entropin, Inc., a Delaware corporation (2)

3.2	Bylaws of Entropin, Inc., a Delaware corporation (2)

3.3	Certificate of Designations of Series A’ Preferred Stock of Entropin, Inc. (3)

4.1	Form of Common Stock Purchase Warrant (4)

4.2	Warrant for Common Stock issued to Navidec Financial Services, Inc.

10.1	Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (5)

10.2	Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson (6)

10.3	1998 Compensatory Stock Plan (7)

10.4	Employment Agreement, dated December 1, 1999, between Entropin, Inc. and Thomas Tachovsky. (8)

10.5	Amended and Restated Investment Banking Agreement, dated December 11, 2003, between Entropin, Inc. and InvestLinc Securities, LLC. (8)

Exhibit Number	Description

23.2	Consent of Causey Demgen & Moore Inc.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financing Officer

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the like numbered exhibit filed with the Registrant’s quarterly report on Form 10-QSB on August 14, 2002.
(2)	Incorporate by reference from the like numbered exhibits as filed with the Registrant’s Current Report on Form 8-K on June 26, 2002.
(3)	Incorporate by reference from the like numbered exhibit as filed with the Registrant’s annual report on Form 10-KSB/A on April 30, 2003.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-11308, on March 15, 2000.
(5)	Incorporated by reference from the exhibit filed with the Registrant’s Current Report on Form 8-K, as amended, on January 15, 1998.
(6)	Incorporated by reference from the exhibit filed with the Registrant’s Annual Report on Form 10-KSB, on April 15, 1998, as amended.
(7)	Incorporated by reference from exhibit filed with the Registrant’s Registration Statement on Form S-8 on December 30, 1998.
(8)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-110159, on December 17, 2003.

(b)  Reports on Form 8 K.

We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 29, 2004, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004	ENTROPIN, INC.

	By:	/s/ HIGGINS D. BAILEY

Higgins D. Bailey, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ HIGGINS D. BAILEY, ED.D. Higgins D. Bailey, Ed.D.	Chairman of the Board	March 30, 2004

/s/ THOMAS G. TACHOVSKY, PH.D. Thomas G. Tachovsky, Ph.D.	President, Director and Chief Executive Officer	March 30, 2004

/s/ PATRICIA G. KRISS Patricia G. Kriss	Chief Financial Officer, Vice President of Finance and Administration, Secretary/Treasurer and (Principal Financial and Accounting Officer)	March 30, 2004

/s/ RANDALL L. CARPENTER, M.D. Randall L. Carpenter, M.D.	Director	March 30, 2004

/s/ JOSEPH R. IANELLI Joseph R. Ianelli	Director	March 30, 2004

/s/ PAUL V. MAIER Paul V. Maier	Director	March 30, 2004

/s/ BRUCE R. MANNING Bruce R. Manning	Director	March 30, 2004

/s/ DENNIS K. METZLER Dennis K. Metzler	Director	March 30, 2004

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	F-2

Report of Independent Certified Public Accountants	F-3

Balance Sheets as of December 31, 2002 and 2003	F-4

Statements of Operations for the Years Ended December 31, 2002 and 2003 and for the Period from August 27, 1984 (Inception) Through December 31, 2003	F-5

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002 and 2003 and for the Period from August 27, 1984 (Inception) Through December 31, 2001	F-6

Statements of Cash Flows for the Years Ended December 31, 2002 and 2003 and for the Period from August 27, 1984 (Inception) Through December 31, 2003	F-9

Notes to Financial Statements	F-11

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Entropin, Inc.

We have audited the accompanying balance sheets of Entropin, Inc. (a development stage company) as of December 31, 2002 and 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and for the period from August 27, 1984 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from August 27, 1984 (inception) through December 31, 1999 were audited by other auditors whose report, dated February 4, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from August 27, 1984 (inception) through December 31, 1999 reflect a net loss applicable to common stockholders of $14,993,971 of the related total. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and requirement for additional funding raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Diego, California

March 8, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

Entropin, Inc.

We have audited the statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period from August 27, 1984 (inception) through December 31, 1999 of Entropin, Inc. (a development stage company) none of which are presented separately herein. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

CAUSEY DEMGEN & MOORE INC.

Denver, Colorado

February 4, 2000

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2002 and 2003

ASSETS	2002	2003
Current assets:
Cash and cash equivalents	$2,906,853	$1,032,343
Short-term investments	990,000	—
Accrued interest receivable	5,954	—

Total current assets	3,902,807	1,032,343
Patent costs, less accumulated amortization of $163,869 (2002) and $200,944 (2003)	410,641	493,995
Property and equipment, net	12,210	6,226
Deferred offering costs	—	63,697
Refundable deposit	3,126	—

Total assets	$4,328,784	$1,596,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,450	$208,456
Series A redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, 3,210,487 (2002) and none (2003) shares issued and outstanding, $1.00 per share redemption value	3,210,487	—
Series B redeemable convertible preferred stock, $.0001 par value; 400,000 shares authorized, 143,500 (2002) and none (2003) shares issued and outstanding, $5.00 per share redemption value	712,547	—
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, none (2002) and 3,210,487 (2003) shares issued and outstanding, $1.00 per share redemption value	—	3,210,487
Common stock, $.0001 par value; 50,000,000 shares authorized, 9,912,587 (2002) and 11,545,341 (2003) shares issued and outstanding	991	1,154
Additional paid-in capital	29,801,165	30,871,699
Unearned stock compensation	(72,479)	—
Deficit accumulated during the development stage	(29,386,377)	(32,695,535)

Total stockholders' equity	343,300	1,387,805

Total liabilities and stockholders' equity	$4,328,784	$1,596,261

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002 and 2003

and for the Period from August 27, 1984 (Inception) Through December 31, 2003

	2002	2003	Inception through December 31, 2003
Costs and expenses:
Research and development	$3,048,063	$723,218	$15,416,796
General and administrative	2,403,835	2,418,286	17,310,652

Operating loss	(5,451,898)	(3,141,504)	(32,727,448)

Other income (expense):
Interest income	190,102	22,906	1,489,034
Interest expense	—	—	(242,811)
Series B preferred stock redemption conversion incentive	—	(126,310)	(126,310)

Total other income (expense), net	190,102	(103,404)	1,119,913

Net loss	(5,261,796)	(3,244,908)	(31,607,535)
Dividends applicable to Series B preferred stockholders	(91,033)	(35,039)	(1,103,184)

Net loss applicable to common stockholders	$(5,352,829)	$(3,279,947)	$(32,710,719)

Basic and diluted net loss per common share	$(.54)	$(.31)	$(5.20)

Weighted average common shares outstanding	9,874,000	10,695,000	6,296,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and 2003

and for the Period from August 27, 1984 (Inception) Through December 31, 2001

	Common stock		Additional paid-in capital	Stock subscriptions	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance, August 27, 1984 (inception)	—	$—	$—	$—	$—	$—	$—
Cash contribution from stockholder	—	—	50,000	—	—	—	50,000
Cash received for common stock subscription	—	—		150,000	—	—	150,000
Stock contributions from stockholders	—	—	927,000	—	—	—	927,000
Shares issued pursuant to recapitalization	480,051	480	219,620	—	—	—	220,100
Shares issued pursuant to private placements	1,508,700	1,509	4,163,931	—	—	—	4,165,440
Shares and warrants issued pursuant to secondary offering	2,180,000	2,180	13,678,154	—	—	—	13,680,334
Conversion of promissory notes to common stock	100,831	100	201,560	—	—	—	201,660
Unearned stock compensation pursuant to issuance of common stock options	—	—	8,170,044	—	(8,170,044)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	8,107,264	—	8,107,264
Shares issued from exercise of common stock options and warrants	73,181	73	80,219	—	—	—	80,292
Common stock warrants canceled in exchange for cash	—	—	(330,000)	—	—	—	(330,000)
Shares issued for cash	1,252,802	1,253	303,747	(150,000)	—	—	155,000
Shares issued for services	4,060,765	4,060	316,223	—	—	—	320,283
Issuance of Series B preferred stock with a beneficial conversion feature	—	—	613,750	—	—	(613,750)	—
Shares issued for Series B preferred stock dividend	65,150	65	325,685	—	—	(325,750)	—
Conversion of Series B preferred stock to common stock	77,000	77	370,830	—	—	—	370,907
Accretion to mandatory redemption amount for
Series B preferred stock	—	—	(53,205)	—	—	—	(53,205)
Net loss for the period from August 27, 1984 (inception) through December 31, 2001	—	—	—	—	—	(23,100,831)	(23,100,831)

Balance, December 31, 2001	9,798,480	9,797	29,037,558	—	(62,780)	(24,040,331)	4,944,244

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and 2003

and for the Period from August 27, 1984 (Inception) Through December 31, 2001

(Continued from preceding page)

	Common stock		Additional paid-in capital	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Change in par value of common stock in connection with reincorporation in Delaware	—	(8,878)	8,878	—	—	—
Unearned stock compensation pursuant to issuance of common stock options	—	—	539,962	(539,962)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	530,263	—	530,263
Shares issued from exercise of common stock options	59,604	60	(60)	—	—	—
Shares issued for services	12,653	7	18,080	—	—	18,087
Conversion of Series B preferred stock to common stock	25,000	3	122,407	—	—	122,410
Shares issued for Series B preferred stock dividend	16,850	2	84,248	—	(84,250)	—
Accretion to mandatory redemption amount for Series B preferred stock	—	—	(9,908)	—	—	(9,908)
Net loss for the year	—	—	—	—	(5,261,796)	(5,261,796)

Balance, December 31, 2002	9,912,587	991	29,801,165	(72,479)	(29,386,377)	343,300

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002 and 2003

and for the Period from August 27, 1984 (Inception) Through December 31, 2001

(Continued from preceding page)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in capital	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Conversion of Series A preferred stock to Series A’ preferred stock	3,210,487	3,210,487	—	—	—	—	—	3,210,487
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	230	72,479	—	72,709
Shares issued for services	—	—	356,000	36	147,324	—	—	147,360
Shares issued for costs incurred related to a planned issuance of common stock	—	—	28,571	3	19,997	—	—	20,000
Conversion of Series B preferred stock to common stock	—	—	1,235,333	123	843,169	—	—	843,292
Shares issued for Series B preferred stock dividend	—	—	12,850	1	64,249	—	(64,250)	—
Accretion to mandatory redemption amount for Series B preferred stock	—	—	—	—	(4,435)	—		(4,435)
Net loss for the year	—	—	—	—	—	—	(3,244,908)	(3,244,908)

Balance, December 31, 2003	3,210,487	$3,210,487	11,545,341	$1,154	$30,871,699	$—	$(32,695,535)	$1,387,805

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002 and 2003

and for the Period from August 27, 1984 (Inception) Through December 31, 2003

	2002	2003	Inception through December 31, 2003
Cash flows from operating activities:
Net loss	$(5,261,796)	$(3,244,908)	$(31,607,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,115	43,061	266,441
Series B preferred stock redemption conversion incentive	—	126,309	126,309
Loss on disposal of assets	1,837	—	1,837
Services received in exchange for stock, stock options and warrants	548,350	220,069	10,084,407
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease in accrued interest receivable	27,373	5,954	—
(Decrease) increase in accounts payable	(80,536)	146,006	416,153
Other	47,736	3,126	58,613

Net cash used in operating activities	(4,688,921)	(2,700,383)	(18,422,097)

Cash flows from investing activities:
Maturities of short-term investments, net	3,108,692	990,000	—
Patent costs	(112,478)	(120,429)	(694,939)
Purchase of property and equipment	(10,002)	—	(130,516)

Net cash provided by (used in) investing activities	2,986,212	869,571	(825,455)

Cash flows from financing activities:
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from issuance of common stock and warrants	—	—	18,281,066
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,677
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000
Payments for deferred offering costs	—	(43,698)	(43,698)

Net cash (used in) provided by financing activities	—	(43,698)	20,279,895

Net (decrease) increase in cash and cash equivalents	(1,702,709)	(1,874,510)	1,032,343
Cash and cash equivalents at beginning of period	4,609,562	2,906,853	—

Cash and cash equivalents at end of period	$2,906,853	$1,032,343	$1,032,343

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002 and 2003

and for the Period from August 27, 1984 (Inception) Through December 31, 2003

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2002	2003	Inception through December 31, 2003
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through December 31, 2003, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through December 31, 2003, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the years ended December 31, 2002 and 2003, and the period from August 27, 1984 (inception) through December 31, 2003, the Company issued 16,850, 12,850 and 94,850 shares, respectively, of common stock at $5.00 per share as payment of accrued dividends on the Series B preferred stock.

During the years ended December 31, 2002 and 2003, and the period from August 27, 1984 (inception) through December 31, 2003, the Company issued 25,000, 1,235,333 and 1,337,333 shares of common stock totaling $122,410, $843,292 and $1,336,609, respectively, for conversion of shares of Series B preferred stock.

During the year ended December 31, 2003, the Company incurred costs of $20,000 related to a planned issuance of its common stock which were paid through the issuance of 28,571 shares of common stock.

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.    Organization and summary of significant accounting policies

Organization and basis of presentation:

Entropin, Inc. (the “Company”), a Delaware corporation, was organized as a California corporation in August 1984. The Company is a pharmaceutical research and development company focused on the development of its proprietary compound, ENT-103, as a pain therapy. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for its proprietary compounds, including its current drug candidate, ENT-103, as well as fund raising.

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at December 31, 2003 of $32,695,535. Management anticipates additional operating losses for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail or terminate its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company’s failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company’s continued existence is currently dependent on its ability to successfully raise additional capital and complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

Effective June 26, 2003, the Company’s common stock and warrants were delisted from the Nasdaq SmallCap Market for failure to comply with the $1.00 minimum bid price requirement. The Company’s common stock and warrants now trade on the OTC Bulletin Board under the symbols “ETOP” and “ETOPW,” respectively. Trading on the OTC Bulletin Board could result in a less liquid market available for existing and potential investors to trade shares of the Company’s common stock and warrants and could ultimately further depress the trading price of the Company’s common stock and warrants. In addition, the Company may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

During 1998, the Company consummated an agreement and plan of merger with Vanden Capital Group, Inc. (“Vanden”), a Colorado corporation, under which Vanden acquired all of the issued and outstanding common shares of the Company. The Company was merged into Vanden, and Vanden changed its name to Entropin, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of the Company, based upon historical cost, and a reverse acquisition with the Company as the acquirer.

During 1998, the Company also completed private offerings of 245,500 shares of Series B convertible preferred stock for gross proceeds of $1,227,500, $200,000 of convertible notes payable, and 1,508,700 shares of common stock for gross proceeds of $4,664,800. During the first half of 2000, the Company raised approximately $13,700,000 through a secondary offering.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

On October 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form SB-2 registering 20 million shares of common stock for sale in an offering. On January 20, 2004, the Company received approval from the Securities Exchange Commission to begin its best efforts offering to raise a minimum of $750,000 and a maximum of $3.5 million, plus a 10% over-allotment through the sale of shares of the Company’s common stock at $0.20 per share. During the first quarter of 2004, the Company completed the offering, raising gross proceeds of $3,850,000. The Company believes that the net proceeds of this offering, along with its other available cash balances, will be sufficient to permit it to operate into the second quarter of 2005, and to complete its preclinical studies, file an IND and complete our Phase I human trials for ENT-103. Although these estimates reflect the Company’s current expectations, it is possible that the Company’s actual expenditures could exceed these estimates, which would shorten the time during which it could fund our operations.

Because the Company has not yet completed product development, obtained regulatory approval, or verified the market acceptance and demand for any products it may develop, its activities have been accounted for as those of a “development stage enterprise” as set forth in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

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

Patents:

The Company believes that patents and other proprietary rights are important to its business. It is the Company’s policy to file patent applications to protect its technology, inventions and improvements to inventions

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

that are considered important to the development of its business. Patent costs are capitalized and amortized on a straight-line basis over an estimated useful life of 16 years.

Amortization expense related to amortizable patents was approximately $37,075 and $30,872 for the twelve months ended December 31, 2003 and 2002, respectively and $200,944 from inception. Based solely on the amortizable patents as of December 31, 2003, the estimated annual amortization expense of patents for the fiscal years ending December 31 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Amortization Expense
Fiscal year ending December 31,
2004	$40,878
2005	40,878
2006	40,878
2007	40,878
2008	40,878
Thereafter	289,605

Total	$493,995

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2002, the Company’s short-term investments consisted entirely of certificates of deposit carried at amortized cost with an average remaining maturity period of 64 days. At December 31, 2003, the Company had no short-term investments.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-based compensation:

The Company follows the fair value method of accounting for employee stock-based compensation provided for in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Compensation cost for stock option grants is measured as the fair value of the options using the Black-Scholes option pricing model. Amounts recorded for options granted to non-employees are determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 based on the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges related to options granted to non-employees are periodically remeasured as the underlying options vest and are included as unearned stock compensation in the stockholders’ equity section of the balance sheet.

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

Recent accounting pronouncements:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The disclosure provisions of FIN 45 are effective for annual and interim periods that end after December 15, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company’s results of operations or financial position.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on the Company’s results of operations or financial position.

2.    Related party transactions

Lease agreement:

The Company subleases on a month-to-month basis approximately 800 square feet of office space from a principal stockholder, at $800 per month. Rent expense related to the sublease was $9,600, $9,600 and $56,714 for the years ended December 31, 2002 and 2003 and for the period from August 27, 1984 (inception) through December 31, 2003, respectively.

Conversion of long-term debt – stockholders:

During January 1998, the Company converted $1,710,487 of long-term debt and accrued interest, incurred for cash advances and past services associated with research and development, into 1,710,487 shares of 8% non-voting, non-cumulative Series A preferred stock at $1.00 per share. The debt was owed to significant stockholders.

3.    Income taxes

The Company has not recorded income tax expense or benefit for the years ended December 31, 2002 and 2003 and the period from August 27, 1984 (inception) through December 31, 2003. This differs from the income tax benefit that would result from applying the federal statutory rate of 34% to net loss for these periods primarily as a result of a valuation allowance provided for deferred income tax assets and losses incurred through 1998 while the Company was reporting as an S Corporation for income tax purposes.

At December 31, 2003, the Company has net operating loss carryforwards of approximately $18,197,000 for federal purposes and $13,683,000 for state purposes. The federal and state net operating loss carryforwards begin to expire in 2018 and 2004, respectively. At December 31, 2002 and 2003, deferred income tax balances and the related valuation allowance are as follows:

	2002	2003
Deferred income tax assets (liabilities) resulting from:
Net operating loss carryforwards	$6,034,000	$6,985,000
Research and development credit carryforwards	457,000	497,000
Basis difference in patent costs and property and equipment	(152,000)	(182,000)
Accrual to cash basis adjustments	21,000	83,000
Unearned stock compensation	3,454,000	3,523,000
Capitalized research and development costs	49,000	50,000

Total	9,863,000	10,956,000
Less valuation allowance	(9,863,000)	(10,956,000)

	$—	$—

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

A full valuation allowance has been established for deferred income tax assets, as it is more likely than not that the deferred tax assets will not be realized.

4.    Redeemable preferred stock

In December 1997, the Board of Directors approved an amendment to the Company’s articles of incorporation to authorize the issuance of 10,000,000 shares of $.001 par value preferred stock in various series. In June 2002, the Company reincorporated in Delaware and changed the par value of its preferred stock from $.001 to $.0001 per share.

In January 1998, the Company issued 3,210,487 shares of its Series A redeemable, non-voting, non-cumulative 8% preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders, accrued interest, and a $1,500,000 compensation agreement. The annual 8% dividend is based upon a $1.00 per share value and is only payable out of earnings. The Series A preferred stock is redeemable from 20% to 50% of annual earnings, as long as redemption amounts do not exceed net cash flow from operating activities. Prior to February 14, 2003, the Series A preferred stock agreement required any redemption by the Company to be in the form of cash at a value of $1.00 per share and was to be automatically cancelled on January 16, 2005.

On February 14, 2003, the Company entered into separate agreements with each of the holders of its Series A preferred stock, in which these stockholders agreed to exchange each outstanding share of Series A preferred stock for one share of Series A’ preferred stock. The terms of the Series A’ preferred stock are the same as the terms of the Series A preferred stock except the redemption provision of the Series A’ preferred stock allows the Company to redeem the Series A’ preferred stock in cash, common stock or any combination thereof and extends the redemption period to January 15, 2015. Because the Company can redeem the Series A’ preferred stock with common stock at its discretion, the Company has included the outstanding Series A’ preferred stock balance in the Company’s stockholders’ equity effective February 14, 2003.

On July 15, 1998, the Company completed a private placement of 245,500 shares of Series B preferred stock at $5.00 per share, for total net proceeds of $1,142,750. The Series B preferred stock is designated as redeemable 10% cumulative non-voting convertible preferred stock with $.0001 par value. The shares are convertible on a one-for-one basis into common stock. The $613,750 intrinsic value of this beneficial conversion feature was recorded by allocating this portion of the total net proceeds to additional paid-in capital, with an equal amount treated as an immediate deemed dividend to the preferred stockholders. The dividends accrue at the rate of $.50 per share per annum and are paid annually commencing July 15, 1999. At the Company’s election, annual dividends were paid in shares of the Company’s common stock at $5.00 per share at July 15, 1999, 2000, 2001 and 2002.

On July 15, 2003, all outstanding shares of our Series B preferred stock were subject to redemption at the original purchase price of $5.00 per share, along with all accrued and unpaid dividends. As of August 11, 2003, the holders of all outstanding shares of Series B preferred stock exchanged their shares of Series B preferred stock for common stock at a ratio of 9.4967 shares of common stock issued for each share of Series B preferred stock tendered, pursuant to a recapitalization agreement with the Company. Accordingly, the Company issued 1,220,333 shares of common stock at a market price of $0.63 and recorded a redemption conversion incentive of $126,310 reflecting the excess of the value of the common stock issued over the redemption obligation. There are no longer any shares of Series B preferred stock outstanding as of August 11, 2003, and the Company’s redemption obligation to the prior holders of Series B preferred stock has terminated.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Stockholders’ equity

Recapitalization:

In December 1997, the Company entered into an agreement and plan of merger with Vanden to exchange all of the issued and outstanding common shares of the Company, in exchange for 5,220,000 shares of Vanden’s $.001 par value common stock, in a reverse acquisition.

Pursuant to the agreement, Vanden agreed to have cash of $220,000 and no unpaid liabilities at the effective date of the transaction. The exchange was consummated during January 1998 and is presented on the statement of changes in stockholders’ equity as an issuance of 480,051 shares of common stock for cash proceeds of $220,100 pursuant to recapitalization. In connection with the recapitalization, the Company issued options to purchase 180,001 shares of its $.001 par value common stock for cash of $100 and options to purchase an additional 180,001 shares of common stock for $2.80 per share, as required by a management advisory services contract as compensation for arranging the merger. The difference between the fair value of the stock, estimated by the Company to be $2.75 per share, and the purchase price for the initial 180,001 shares was treated as additional cost of the merger and charged to capital, consistent with accounting for the reverse acquisition as a recapitalization. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of $495,000. The remaining options to acquire 180,001 shares were exercisable for a five-year period and expired in October 2002.

Following the exchange, the Company’s stockholders owned approximately 95% of the outstanding common stock of Vanden. The reverse acquisition has been accounted for as a recapitalization of the Company based upon historical cost. Accordingly, the common stock and additional paid-in capital amounts have been restated on the statements of changes in stockholders’ equity to give retroactive effect to the recapitalization.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Secondary public offerings:

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

During the first quarter of 2004, the Company completed an additional secondary public offering. The Company received gross proceeds of $3,850,000 from the sale of 19,250,000 shares of its common stock at $0.20 per share.

Stock options and warrants:

In 2000, the Company provided stock option agreements to two directors to purchase 20,000 shares of the Company’s common stock exercisable for five years at $6.00 per share. The options vested ratably on a monthly basis commencing February 1, 2000, and ending on February 1, 2001.

In 1998, the Company provided a stock option agreement to purchase 450,000 shares of the Company’s common stock at $1.50 per share to an organization retained to provide assistance in taking Esterom® through the clinical trial and NDA approval process. In July 2000, upon completion of enrollment in the initial Phase III clinical trial, the Company terminated its agreements with this organization. The termination agreement allowed the organization to retain fully vested options to purchase 75,000 shares of the Company’s common stock at $1.50 per share and options to purchase 15,195 shares at $1.50 that the organization had previously assigned to its employees and advisors. In addition, the Company granted the organization fully vested options to purchase 90,000 shares at $2.50 per share. The Company canceled previously issued options to purchase 359,805 shares of its common stock at $1.50 per share. The organization invoked its cashless exercise provision to exercise its option to purchase 75,000 shares at $1.50 in January 2001.

In 2000, the Board of Directors approved a compensation plan for members of the Company’s Scientific and Medical Advisory Board, which included stock options aggregating 8,000 shares in exchange for services. The options are exercisable at $2.00 per share and vested in equal portions in December 2001 and 2002. The options expire five years from the dates they became exercisable.

In 2001, the Company provided stock option agreements to each of its directors to purchase 1,666.67 shares of its common stock for each month of service as a director exercisable until February 1, 2006, at $2.00 per share. The options vest ratably on a monthly basis commencing February 1, April 1, or July 1, 2001, based on each director’s service period, and ending upon the earlier of April 1, 2002 or the termination of the recipient’s term as a director.

In 2001, the Board of Directors approved a compensation plan for the Chairman and Vice Chairman of the Board for services provided to the Company, to be paid in stock options with market values of $40,000 and $30,000, respectively. The options are exercisable until January 1, 2006, at $1.00 per share and vested ratably over a twelve month period.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In 2002, the Company provided stock option agreements to each of its directors (except the Company’s president and chief executive officer) to purchase 1,666.67 shares of its common stock for each month of service (20,000 shares per each year of service) as a director exercisable until April 1, 2007, at $3.85 per share. The options vest ratably on a monthly basis commencing April 1, 2002, and ending upon the earlier of April 1, 2003 or the termination of the recipient’s term as a director.

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

In 2002, the Company granted options to acquire 100,000 shares of the Company’s common stock to a consulting organization retained to provide investor relations services to the Company. The options were fully vested at grant with 50,000 options exercisable at $0.75 per share and 50,000 options exercisable at $1.50 per share until December 1, 2005.

In 2004, the Company issued a warrant to acquire 1,000,000 shares of the Company’s common stock to Navidec, Inc., a consulting organization retained to provide business and financial advisory services to the Company. The warrant vested and became exercisable with respect to 500,000 of the underlying shares on January 31, 2004 and will vest and become exercisable with respect to the remaining 500,000 shares on March 31, 2004, but only if the Agreement has not been terminated on or before such vesting date. The warrant is exercisable at a price of $0.25 per share until its expiration on January 1, 2009 and contains a cashless exercise provision and provides certain registration rights to the holder.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2004, the Company issued a warrant to acquire 119,000 shares of the Company’s common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009 and contains a cashless exercise provision and provides certain registration rights to the holder.

The following is a summary of stock option activity:

				Options Exercisable
	Number of shares	Option Price per share	Wtd. avg. exercise price	Number of shares	Wtd. avg. exercise price
Balance, December 31, 1997	—
Granted	1,505,002	$.001 to $4.00	$2.26
Canceled	(180,001)	$0.001	$0.001

Balance, December 31, 1998	1,325,001		$2.56	713,528	$3.31
Granted	1,371,000	$3.00 to $5.00	$4.07
Exercised	(20,000)	$4.00	$4.00
Canceled	(55,000)	$3.00 to $4.00	$3.36

Balance, December 31, 1999	2,621,001		$3.43	1,647,669	$3.52
Granted	138,000	$2.00 to $6.00	$3.49
Exercised	(95,000)	$4.00	$4.00
Canceled	(359,805)	$1.50	$1.50

Balance, December 31, 2000	2,304,196		$3.14	1,849,335	$3.44
Granted	441,869	$1.00 to $2.05	$1.78
Exercised	(195)	$1.50	$1.50

Balance, December 31, 2001	2,745,870		$2.96	2,210,859	$3.32
Granted	365,750	$1.00 to $3.85	$2.34
Exercised	(165,000)	$1.50 to $2.50	$2.05
Expired	(180,001)	$2.80	$2.80

Balance, December 31, 2002	2,766,619		$2.90	2,356,619	$3.20
Expired	(570,000)	$4.00 to $5.00	$4.10

Balance, December 31, 2003	2,196,619		$1.83	1,826,619	$2.93

The following is a summary of stock warrant activity:

	Number of shares	Warrant price per share	Wtd. avg. exercise price
Balance, December 31, 1998	—
Granted	1,200,181	$3.00 to $4.00	$3.17
Canceled	(205,000)	$3.00 to $4.00	$3.02

Balance, December 31, 1999	995,181		$3.20
Granted	2,500,000	$8.75 to $10.50	$10.36
Exercised	(10,000)	$4.00	$4.00
Canceled	(101,681)	$4.00	$4.00

Balance, December 31, 2000	3,383,500		$8.46
Canceled	(100,000)	$3.00	$3.00

Balance, December 31, 2001, 2002 and 2003	3,283,500		$8.63

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is additional information with respect to those options and warrants outstanding at December 31, 2003:

Option exercise price per share	Number of shares	Options exercisable	Wtd. avg. remaining contractual life in years
$0.75	50,000	50,000	1.92
$1.00	177,700	177,700	2.50
$1.50	65,000	65,000	2.51
$2.00	147,169	147,169	2.21
$2.05	230,750	160,750	3.04
$3.00	625,000	625,000	2.41
$3.05	20,000	20,000	3.45
$3.85	140,000	140,000	3.25
$4.00	301,000	301,000	0.63
$5.00	400,000	100,000	2.92
$6.00	40,000	40,000	2.09

	2,196,619	1,826,619	2.25

Warrant exercise price per share	Number of shares	Warrants exercisable	Wtd. avg. remaining contractual life in years
$ 3.00	700,000	700,000.40
$ 4.00	83,500	83,500.42
$ 8.75	200,000	200,000	1.22
$10.50	2,300,000	2,300,000	1.22

	3,283,500	3,283,500	1.02

At December 31, 2003, outstanding options and warrants aggregating 3,018,500 shares have certain registration rights and options and warrants aggregating 5,440,119 shares contain certain cashless exercise provisions.

The fair value of issued but unearned options has been recorded as additional paid-in capital and unearned stock compensation. Unearned stock compensation was amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

	Year ended December 31,		Inception through December 31, 2003
	2002	2003
Research and development	$2,866	$1,374	$899,139
General and administrative	527,397	71,105	7,810,867

	$530,263	$72,479	$8,710,006

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Commitments and contingencies

Compensation agreements:

In 1993, the Company entered into a thirty-year compensation agreement with certain limited partners owning 64.28% of the I.B.C. Limited Partnership (“I.B.C.”). The limited partnership participated in the early development of Esterom® and owned the rights to three patents and certain intellectual property rights. Under the terms of the agreement, the Company acquired these patents and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company’s receipt of a marketing partner’s technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a pharmaceutical company for past expenses paid for development of Esterom® and/or products derived from the acquired patents and developed by the Company, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 2003, no amounts have been earned or accrued with respect to this agreement.

In a separate agreement with certain former I.B.C. limited partners, the Company has agreed to pay the partners 35.72% of a decreasing earned payment (3% to 1% on cumulative annual sales of Esterom® and/or products derived from the acquired patents and developed by the Company) until October 10, 2004. From October 10, 2004 until October 10, 2014, the Company will pay the partners 17.86% of the earned payment. In accordance with the agreement, the Company has agreed to pay these former limited partners the amount of $40,000 and a minimum earned payment of $3,572 per calendar quarter beginning on December 1, 1989. Such minimum payment is payable when the Company is either reimbursed for expenditures for the development of Esterom® and/or products derived from the acquired patents and developed by the Company, or from the first revenue received by the Company from net sales of Esterom® and/or products derived from the acquired patents and developed by the Company. The quarterly payments are to be applied against the earned payment due the limited partners. The Company will receive a credit against the earned payments of 50% of monies expended in connection with preparing, filing, obtaining, and maintaining patents involved with the acquired rights.

Development and supply agreements:

The Company contracts with various organizations to provide research, development, manufacturing and packaging services on an as needed basis.

Litigation:

On January 28, 2003, a complaint was filed in the superior court of the state of California against us and two of our directors, Messrs. Tachovsky and Bailey, seeking unspecified damages. The lawsuit alleges that the defendants violated Sections 25400/25403/25500 of the California General Corporation Law, as well as Section 11 of the Securities Act of 1933 by making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission. The plaintiffs also allege that one of our directors, Mr. Bailey, sold stock for personal gain in violation of federal and state securities laws. The suit alleges that defendants failed to disclose negative clinical trial data and failed to perform certain studies prior our March 2000 public offering of common stock and warrants. We believe the claims are without merit and have filed a motion for summary judgment with the court. Although we believe the claims are without substance, there can be no assurance that we will succeed in defending or settling this action. Additionally, it is possible that this lawsuit will harm our business and/or financial position. As of the date of this report, the Company is not a party to any other material legal proceedings.