Form 10QSB
period 2004-03-31
ENTROPIN INC
filed 2004-05-14
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-29807

ENTROPIN, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	68-0150827
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

45926 Oasis Street, Indio, CA 92201

(Address of principal executive offices)

(760) 775-8333

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of May 12, 2004, 30,795,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – December 31, 2003 and March 31, 2004 (unaudited)	2

	Statements of Operations – For the Three Months Ended March 31, 2003 and 2004 and for the Period from August 27, 1984 (Inception) through March 31, 2004 (unaudited)	3

	Statement of Changes in Stockholders’ Equity – For the Three Months Ended March 31, 2004 (unaudited)	4

	Statements of Cash Flows – For the Three Months Ended March 31, 2003 and 2004 and for the Period from August 27, 1984 (Inception) through March 31, 2004 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

	Signatures	26

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2003 and March 31, 2004

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,032,343	$736,481
Short-term investments	—	2,653,000

Total current assets	1,032,343	3,389,481
Patent costs, less accumulated amortization of $200,944 (2003) and $212,475 (2004)	493,995	571,646
Property and equipment, net	6,226	5,521
Deferred offering costs	63,697	—

Total assets	$1,596,261	$3,966,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,456	$141,037
Contingencies (Note 2)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, issued and outstanding; liquidation preference of $3,210,487	3,210,487	3,210,487
Common stock, $.0001 par value; 50,000,000 shares authorized, 11,545,341 (2003) and 30,795,341 (2004) shares issued and outstanding	1,154	3,080
Additional paid-in capital	30,871,699	34,448,307
Deficit accumulated during the development stage	(32,695,535)	(33,836,263)

Total stockholders’ equity	1,387,805	3,825,611

Total liabilities and stockholders’ equity	$1,596,261	$3,966,648

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through March 31, 2004

(Unaudited)

	2003	2004	Inception through March 31, 2004
Costs and expenses:
Research and development	$412,063	$309,578	$15,726,374
General and administrative	595,182	833,112	18,143,764

Operating loss	(1,007,245)	(1,142,690)	(33,870,138)

Other income (expense):
Interest income	10,049	1,962	1,490,996
Interest expense	—	—	(242,811)
Series B preferred stock redemption conversion incentive	—	—	(126,310)

Total other income, net	10,049	1,962	1,121,875

Net loss	(997,196)	(1,140,728)	(32,748,263)
Dividends applicable to Series B preferred stockholders	(16,688)	—	(1,103,184)

Net loss applicable to common stockholders	$(1,013,884)	$(1,140,728)	$(33,851,447)

Basic and diluted net loss per common share	$(.10)	$(.06)	$(5.25)

Weighted average common shares outstanding	10,008,000	18,315,000	6,449,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Three Months Ended March 31, 2004

(Unaudited)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	3,210,487	$3,210,487	11,545,341	$1,154	$30,871,699	$(32,695,535)	$1,387,805
Shares and warrants issued pursuant to secondary stock offering, net of offering costs	—	—	19,250,000	1,926	3,424,046	—	3,425,972
Stock compensation pursuant to the issuance of warrants	—	—	—	—	152,562	—	152,562
Net loss for the period	—	—	—	—	—	(1,140,728)	(1,140,728)

Balance, March 31, 2004	3,210,487	$3,210,487	30,795,341	$3,080	$34,448,307	$(33,836,263)	$3,825,611

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through March 31, 2004

(Unaudited)

	2003	2004	Inception through March 31, 2004
Cash flows from operating activities:
Net loss	$(997,196)	$(1,140,728)	$(32,748,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,697	12,235	278,676
Series B preferred stock redemption conversion incentive	—	—	126,310
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	124,979	152,562	10,236,969
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease in accrued interest receivable	5,954	—	—
Increase (decrease) in accounts payable	126,588	(67,419)	348,734
Other	(100,000)	—	58,610

Net cash used in operating activities	(828,978)	(1,043,350)	(19,465,449)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	990,000	(2,653,000)	(2,653,000)
Patent costs	(6,073)	(89,181)	(784,120)
Purchase of property and equipment	—	—	(130,516)

Net cash provided by (used in) investing activities	983,927	(2,742,181)	(3,567,636)

Cash flows from financing activities:
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from issuance of common stock and warrants	—	3,489,669	21,727,038
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,678
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	—	3,489,669	23,769,566

Net increase (decrease) in cash and cash equivalents	154,949	(295,862)	736,481
Cash and cash equivalents at beginning of period	2,906,853	1,032,343	—

Cash and cash equivalents at end of period	$3,061,802	$736,481	$736,481

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through March 31, 2004

(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,		Inception through March 31, 2004
	2003	2004
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through March 31, 2004, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through March 31, 2004, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

During the period from August 27, 1984 (inception) through March 31, 2004, the Company issued 94,850 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the three months ended March 31, 2003 and 2004, and the period from August 27, 1984 (inception) through March 31, 2004, the Company issued 10,000, none and 1,337,333 shares of common stock totaling $49,655, $0 and $1,336,610, respectively, for conversion of shares of Series B preferred stock.

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at March 31, 2004 of $33,836,263. Management anticipates additional operating losses for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail or terminate its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company’s failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company’s continued existence is currently dependent on its ability to successfully raise additional capital and complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

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

On October 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form SB-2 registering 20 million shares of common stock for sale in an offering. On January 20, 2004, the Company received approval from the SEC to begin its best efforts offering to raise a minimum of $750,000 and a maximum of $3.5 million, plus a 10% over-allotment through the sale of shares of the Company’s common stock at $0.20 per share. During the first quarter of 2004, the Company completed the offering, raising net proceeds of approximately $3.4 million, net of offering costs of approximately $444,000 (including non-cash costs of approximately $19,000 related to a warrant issuance). The Company believes that the net proceeds of this offering, along with its other available cash balances, will be sufficient to permit it to operate into early 2005, and to complete its preclinical studies, file an IND and complete its Phase I human trials for ENT-103. Although these estimates reflect the Company’s current expectations, it is possible that the Company’s actual expenditures could exceed these estimates, which would shorten the time during which it could fund its operations.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Amortization expense related to amortizable patents was approximately $8,795 and $11,531 for the three months ended March 31, 2003 and 2004, respectively, and $212,475 from inception through March 31, 2004.

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2003, the Company did not hold any funds in short-term investments. At March 31, 2004, the Company’s short-term investments consist entirely of certificates of deposit carried at amortized cost with an average remaining maturity period of 247 days.

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

In January 2004, the Company issued a warrant to acquire 1,000,000 shares of the Company’s common stock to Navidec, Inc., a consulting organization retained to provide business and financial advisory services to the Company. The warrant became exercisable with respect to 500,000 of the underlying shares on January 31, 2004 and became exercisable with respect to the remaining 500,000 shares on March 31, 2004. The warrant is exercisable at a price of $0.25 per share until its expiration on January 28, 2009. The fair value of warrant was estimated at $152,500 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 72% volatility rate, risk free interest rate of 2.99% and an expected life of five years. The fair value of the warrant was charged to general and administrative expense.

In January 2004, in connection with its secondary offering, the Company issued a warrant to acquire 119,000 shares of the Company’s common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

expiration on January 28, 2009. The fair value of warrant was estimated at $19,500 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 72% volatility rate, risk free interest rate of 2.99% and an expected life of five years. The fair value of the warrant was included in offering costs.

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

2.	Litigation

On January 28, 2003, a complaint was filed in the superior court of the state of California against the Company and two of its directors, Messrs. Higgins Bailey and Thomas Tachovsky, seeking unspecified damages. The lawsuit alleges that the defendants violated Sections 25400/25403/25500 of the California General Corporation Law, as well as Section 11 of the Securities Act of 1933 by making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission. The original complaint alleged that one of the Company’s directors, Mr. Bailey, sold stock for personal gain in violation of federal and state securities laws. The suit alleges that defendants failed to disclose negative clinical trial data and failed to perform certain studies prior to the Company’s March 2000 public offering of common stock and warrants. The plaintiffs have proposed to amend their complaint in order to drop their claims under California Corporations Code Section 25400. In addition, the proposed amended

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

complaint would narrow the class of purchasers to be bound by the action. Discovery related to the merits of the case has begun, but is not complete. There are currently pending motions to certify the class (which the Company has opposed), a motion for summary judgment based on the statute of limitations (which plaintiffs have opposed), and a motion to amend the complaint. Although the Company believes the claims are without substance, there can be no assurance that it will succeed in defending or settling this action. Additionally, it is possible that this lawsuit will harm the Company’s business and/or financial position. As of the date of this report, the Company is not a party to any other material legal proceedings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I – Item 1 of this report, and the audited financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-QSB contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In some cases, you can identify the forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our business and results of operations are subject to various risks and uncertainties as disclosed under the caption “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock” in this Form 10-QSB. These risks and uncertainties include our need and ability to raise significant additional capital; our history of significant operating losses; the ability to successfully complete formulation, development and preclinical studies for our sole drug candidate, ENT-103; the time, cost and uncertainty of obtaining regulatory approvals; and the ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials on our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of March 31, 2004, our accumulated deficit was approximately $33.8 million.

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

We estimate that an additional $45 million will be required to complete development and FDA approval of ENT-103. These expenditures primarily represent research, clinical trials and general and administrative costs. To date, we have spent approximately $33.8 million to develop ENT-103 and its predecessor compounds.

Recent Developments

During the first quarter of 2004, we completed a secondary offering of our common stock in which we raised net proceeds of approximately $3.4 million. We believe that the net proceeds of this offering will be sufficient to permit us to operate until early 2005, and to complete our preclinical studies, file an IND and complete our Phase I human trials for ENT-103. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations.

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

Results of Operations

Three months ended March 31, 2004, compared to three months ended March 31, 2003.

The net loss for the first quarter of 2004 was approximately $1.1 million, or $0.06 per share on approximately 18.3 million weighted average shares outstanding. In comparison, the net loss for the first quarter of 2003 was approximately $1.0 million, or $0.10 per share on approximately 10.0 million weighted average shares outstanding.

Total research and development expenses were approximately $310,000 during the first quarter of 2004, as compared to approximately $412,000 for the first quarter of 2003. The slight decrease in research and development expenses during the first quarter of 2004 compared with the same period during 2003 reflects differing costs for various preclinical studies performed during the individual periods.

Total general and administrative expenses were approximately $833,000 for the first quarter of 2004, as compared to approximately $595,000 for the first quarter of 2003. Approximately $153,000 of the general and administrative expense incurred during the first quarter of 2004 reflects a charge to non-cash compensation for the fair value of a warrant issued for business and advisory services. Excluding this non-cash charge, the increase in general and administrative expenses during the first quarter of 2004 is primarily attributable to legal fees and higher directors and officers liability insurance premiums attributable to the class action suit filed against the Company in February of 2003.

Interest income during the first quarter of 2004 was approximately $2,000 as compared to approximately $10,000 during the first quarter of 2003. This decrease in interest income reflects lower balances and declining interest rates for cash, cash equivalents and short-term investments during the first quarter of 2004.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through March 31, 2004, we have received net cash proceeds from financing activities aggregating approximately $23.8 million. As of March 31, 2004, our working capital was approximately $3.2 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

During the first quarter of 2004, we completed a secondary stock offering from which we raised net proceeds of approximately $3.4 million. We estimate that the net proceeds from this offering, along with our other available cash balances, will be sufficient to permit us to operate until early 2005, complete our preclinical studies, file an IND and complete our Phase I human trials for ENT-103. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations. We will not generate revenue from sales of any products in the foreseeable future.

Net cash used in operating activities was approximately $1.0 million during the first quarter of 2004, compared with approximately $829,000 during the first quarter of 2003. The cash used in operations was primarily related to funding clinical trials, conducting mechanism of action studies, expanding research and development activities and maintaining our administrative infrastructure. As of March 31, 2004, our principal source of liquidity was approximately $3.4 million in cash, cash equivalents and short-term investments.

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

To meet future capital needs, we may pursue one or more of the following financing options:

•	stock offerings, similar to our recent offering,

•	licensing agreements with established pharmaceutical companies, and

•	investment from, and partnership(s) with, established pharmaceutical companies.

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

During the first quarter of 2004, we completed a secondary offering of our common stock in which we raised net proceeds of approximately $3.4 million. We believe that the net proceeds of this offering will be sufficient to permit us to operate until early 2005, and to complete our preclinical studies, file an Investigational New Drug application (“IND”) and complete our Phase I human trials for ENT-103. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations. In addition, any delay in the completion of our preclinical studies, IND filing or Phase I human trials, could significantly harm our prospects given our limited remaining funds.

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

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. Any negative results or delay in our clinical and preclinical studies will adversely affect our ability to raise additional funds through the issuance of securities or consummation of corporate partnering relationships. Any additional equity or debt financings that we may complete will be dilutive to our existing stockholders. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. Any such collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies or products, and may be dilutive to our existing stockholders. We cannot guarantee that we will be able to secure additional funds on reasonable terms, or at all. If we are unable to obtain the significant additional funds to support our operations, we will be unable to complete our product development, we will need to reduce or cease our operations, and you may lose your entire investment in our company.

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103 and during the regulatory approval process for ENT-103, including filing a New Drug Application (“NDA”) and conducting clinical trials. From our inception through March 31, 2004, we have incurred cumulative net operating losses of $33.8 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all, and we may never achieve profitable operations.

If we fail to obtain regulatory approval to commercialize ENT-103, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell ENT-103 and generate revenue.

Our sole current drug candidate, ENT-103, has undergone only limited preclinical development and we do not anticipate beginning human clinical trials with ENT-103 until early 2005, although we can give no assurances as to the results of or the time to complete the preclinical studies. We have not yet filed an application to commence human clinical trials, known as an Investigational New Drug, or IND, application, nor have we requested or received regulatory approval from the FDA for marketing products containing ENT-103. Neither ENT-103 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all. Any delay in the timing of the preclinical studies will adversely affect our ability to complete the necessary clinical trials, which could significantly harm our prospects given our limited remaining funds.

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

We have only two full-time executive employees, Thomas Tachovsky and Patricia Kriss, our Chief Executive Officer and Chief Financial Officer, respectively. Although we have an employment agreement with Mr. Tachovsky, his employment relationship is at-will, which means that either party can terminate the employment relationship at any time and for any reason. We do not have an employment contract with Ms. Kriss and her employment relationship is also at-will. Although we maintain key person life insurance for both of our executive employees, the loss of either person would materially harm our operations. In addition, we rely on the members of the Scientific Committee of the Board of Directors, our Scientific and Medical Advisory Board and a number of other specialty consultants to assist in formulating our research and development strategy. The loss of either of our key executives or primary consultants could impede the achievement of our objectives and our business would likely be harmed.

We are a defendant in a lawsuit, which if determined adversely, could harm our business, results of operations and financial condition.

On January 28, 2003, a complaint was filed in the superior court of the state of California against the Company and two of its directors, Messrs. Higgins Bailey and Thomas Tachovsky, seeking unspecified damages. The lawsuit alleges that the defendants violated Sections 25400/25403/25500 of the California General Corporation Law, as well as Section 11 of the Securities Act of 1933 by making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission. The original complaint alleged that one of the Company’s directors, Mr. Bailey, sold stock for personal gain in violation of federal and state securities laws. The suit alleges that defendants failed to disclose negative clinical trial data and failed to perform certain studies prior our March 2000 public offering of common stock and warrants. The plaintiffs have proposed to amend their complaint in order to drop their claims under California Corporations Code Section 25400. In addition, the proposed amended complaint would narrow the class of purchasers to be bound by the action. Discovery related to the merits of the case has begun, but is not complete. There are currently pending motions to certify the class (which the Company has opposed), a motion for summary judgment based on the statute of limitations (which plaintiffs have opposed), and a motion to amend the complaint. Although the Company believes the claims are without substance, there can be no assurance that it will succeed in defending or settling this action. Additionally, it is possible that this lawsuit will harm the Company’s business and/or financial position.

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. In our secondary offering completed during the first quarter of 2004, we issued a total of 19,250,000 shares of common stock. As of March 31, 2004, there were 30,795,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock. In the future, we intend to raise additional capital to meet our financial needs through the sale of equity or other securities. Our Board of Directors has the power to issue substantial additional shares of common stock and preferred stock without stockholder approval. Potential investors should be aware that any such stock issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. Further, any new issuance of shares may result in a change in control of our company.

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

Item 3.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

On January 28, 2003, a complaint was filed in the superior court of the state of California against the Company and two of its directors, Messrs. Higgins Bailey and Thomas Tachovsky, seeking unspecified damages. The lawsuit alleges that the defendants violated Sections 25400/25403/25500 of the California General Corporation Law, as well as Section 11 of the Securities Act of 1933 by making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission. The original complaint alleged that one of the Company’s directors, Mr. Bailey, sold stock for personal gain in violation of federal and state securities laws. The suit alleges that defendants failed to disclose negative clinical trial data and failed to perform certain studies prior our March 2000 public offering of common stock and warrants. The plaintiffs have proposed to amend their complaint in order to drop their claims under California Corporations Code Section 25400. In addition, the proposed amended complaint would narrow the class of purchasers to be bound by the action. Discovery related to the merits of the case has begun, but is not complete. There are currently pending motions to certify the class (which the Company has opposed), a motion for summary judgment based on the statute of limitations (which plaintiffs have opposed), and a motion to amend the complaint. Although the Company believes the claims are without substance, there can be no assurance that it will succeed in defending or settling this action. Additionally, it is possible that this lawsuit will harm the Company’s business and/or financial position. As of the date of this report, the Company is not a party to any other material legal proceedings.

Item 2.	Changes in Securities

Recent Issuances of Unregistered Securities

During the quarterly period ended March 31, 2004, we issued a warrant to acquire 1,000,000 shares of our common stock to Navidec Financial Services, Inc., a consulting organization retained to provide business and financial advisory services. The warrant is exercisable at a price of $0.25 per share until its expiration on January 28, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid.

During the quarterly period ended March 31, 2004, we issued a warrant to acquire 119,000 shares of our common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the quarterly period ended March 31, 2004 through the solicitation of proxies or otherwise.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation (1)

3.1	Certificate of Incorporation of Entropin, Inc., a Delaware corporation (2)

3.2	Bylaws of Entropin, Inc., a Delaware corporation (2)

3.3	Certificate of Designations of Series A’ Preferred Stock of Entropin, Inc. (3)

4.1	Form of Common Stock Purchase Warrant (4)

4.2	Warrant for Common Stock issued to Navidec Financial Services, Inc. (5)

4.3	Warrant for Common Stock issued to InvestLinc Securities, Inc. (5)

10.1	Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (6)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financing Officer

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the like numbered exhibit filed with the Registrant’s quarterly report on Form 10-QSB on August 14, 2002.

(2)	Incorporated by reference from the like numbered exhibits as filed with the Registrant’s Current Report on Form 8-K on June 26, 2002.

(3)	Incorporated by reference from the like numbered exhibit as filed with the Registrant’s annual report on Form 10-KSB/A on April 30, 2003.

(4)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-11308, on March 15, 2000.

(5)	Incorporated by reference to the exhibits filed with the Registrant’s annual report on Form 10-KSB on March 30, 2004.

(6)	Incorporated by reference from the exhibit filed with the Registrant’s Current Report on Form 8-K, as amended, on January 15, 1998.

(b)	Reports on Form 8-K

During the current quarter we filed the following Current Reports on Form 8-K:

On March 26, 2004, we filed a Form 8-K attaching a press release in which we announced our financial results for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIN, INC., a Delaware corporation

Date: May 12, 2004	By:	/s/ Thomas G. Tachovsky, Ph.D.

Thomas G. Tachovsky, Ph.D. President and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Patricia G. Kriss

Patricia G. Kriss Chief Financial Officer