Form 10QSB
period 2004-06-30
ENTROPIN INC
filed 2004-08-16
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 15, 2004, 30,645,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – December 31, 2003 and June 30, 2004 (unaudited)	2

	Statements of Operations – For the Three Months Ended June 30, 2003 and 2004 (unaudited)	3

	Statements of Operations – For the Six Months Ended June 30, 2003 and 2004 and for the Period from August 27, 1984 (Inception) through June 30, 2004 (unaudited)	4

	Statement of Changes in Stockholders’ Equity – For the Six Months Ended June 30, 2004 (unaudited)	5

	Statements of Cash Flows – For the Six Months Ended June 30, 2003 and 2004 and for the Period from August 27, 1984 (Inception) through June 30, 2004 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	21

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

	Signatures	24

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2003 and June 30, 2004

	December 31, 2003	June 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,032,343	$366,849
Short-term investments	—	2,455,000

Total current assets	1,032,343	2,821,849

Patent costs, less accumulated amortization of $200,944 (2003) and $225,396 (2004)	493,995	653,249
Property and equipment, net	6,226	4,140
Deferred offering costs	63,697	—

Total assets	$1,596,261	$3,479,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,456	$232,075
Contingencies (Note 2)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, issued and outstanding; liquidation preference of $3,210,487	3,210,487	3,210,487
Common stock, $.0001 par value; 50,000,000 shares authorized, 11,545,341 (2003) and 30,595,341 (2004) shares issued and outstanding	1,154	3,060
Additional paid-in capital	30,871,699	34,804,225
Unearned stock compensation	—	(15,955)
Deficit accumulated during the development stage	(32,695,535)	(34,754,654)

Total stockholders’ equity	1,387,805	3,247,163

Total liabilities and stockholders’ equity	$1,596,261	$3,479,238

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2004

(Unaudited)

	2003	2004
Costs and expenses:
Research and development	$92,405	$42,875
General and administrative	805,723	875,515

Operating loss	(898,128)	(918,390)
Interest income	6,774	3,425
Net loss	(891,354)	(914,965)
Dividends applicable to Series B preferred stockholders	(16,063)	—

Net loss applicable to common stockholders	$(907,417)	$(914,965)

Basic and diluted net loss per common share	$(.09)	$(.03)

Weighted average common shares outstanding	10,276,000	30,659,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through June 30, 2004

(Unaudited)

	2003	2004	Inception through June 30, 2004
Costs and expenses:
Research and development	$504,467	$352,453	$15,769,249
General and administrative	1,400,905	1,712,053	19,022,705

Operating loss	(1,905,372)	(2,064,506)	(34,791,954)

Other income (expense):
Interest income	16,823	5,387	1,494,421
Interest expense	—	—	(242,811)
Series B preferred stock redemption conversion incentive	—	—	(126,310)

Total other income, net	16,823	5,387	1,125,300

Net loss	(1,888,549)	(2,059,119)	(33,666,654)
Dividends applicable to Series B preferred stockholders	(32,750)	—	(1,103,184)

Net loss applicable to common stockholders	$(1,921,299)	$(2,059,119)	$(34,769,838)

Basic and diluted net loss per common share	$(.19)	$(.08)	$(5.15)

Weighted average common shares outstanding	10,144,000	24,487,000	6,753,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

(Unaudited)

	Series A’ redeemable preferred stock		Common stock		Additional Paid-in Capital	Unearned Stock Compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	3,210,487	$3,210,487	11,545,341	$1,154	$30,871,699	$—	$(32,695,535)	$1,387,805
Shares and warrants issued pursuant to secondary stock offering, net of offering costs	—	—	19,250,000	1,926	3,429,270	—	—	3,431,196
Repurchase of shares from secondary stock offering			(200,000)	(20)	(39,980)	—	—	(40,000)
Stock compensation pursuant to the issuance of warrants	—	—	—	—	152,562	—	—	152,562
Unearned stock compensation pursuant to the issuance of common stock options	—	—	—	—	390,674	(390,674)	—	—
Amortization of unearned stock compensation	—	—	—	—	—	374,719	—	374,719
Net loss for the period	—	—	—	—	—	—	(2,059,119)	(2,059,119)

Balance, June 30, 2004	3,210,487	$3,210,487	30,595,341	$3,060	$34,804,225	$(15,955)	$(34,754,654)	$3,247,163

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through June 30, 2004

(Unaudited)

	2003	2004	Inception through June 30, 2004
Cash flows from operating activities:
Net loss	$(1,888,549)	$(2,059,119)	$(33,666,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,845	26,538	292,979
Series B preferred stock redemption conversion incentive	—	—	126,310
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	219,895	527,281	10,611,688
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease in accrued interest receivable	5,954	—	—
Increase in accounts payable	42,104	23,619	439,772
Other	(100,000)	—	58,610

Net cash used in operating activities	(1,699,751)	(1,481,681)	(19,903,780)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	990,000	(2,455,000)	(2,455,000)
Patent costs	(18,067)	(183,706)	(878,645)
Purchase of property and equipment	—	—	(130,515)

Net cash provided by (used in) investing activities	971,933	(2,638,706)	(3,464,160)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	3,494,893	21,732,261
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,678
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	—	(40,000)	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	—	3,454,893	23,734,789

Net (decrease) increase in cash and cash equivalents	(727,818)	(665,494)	366,849
Cash and cash equivalents at beginning of period	2,906,853	1,032,343	—

Cash and cash equivalents at end of period	$2,179,035	$366,849	$366,849

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through June 30, 2004

(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,		Inception through June 30,
	2003	2004	2004
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through June 30, 2004, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through June 30, 2004, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

During the period from August 27, 1984 (inception) through June 30, 2004, the Company issued 94,850 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the six months ended June 30, 2003 and 2004, and the period from August 27, 1984 (inception) through June 30, 2004, the Company issued 10,000, none and 1,337,333 shares of common stock totaling $49,655, $0 and $1,336,610, respectively, for conversion of shares of Series B preferred stock.

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2004 of $34,754,654. Management anticipates additional operating losses for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail or terminate its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company’s failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company’s continued existence is currently dependent on its ability to successfully raise additional capital and complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

On October 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) on Form SB-2 registering 20 million shares of common stock for sale in an offering. On January 20, 2004, the Company received approval from the SEC to begin its best efforts offering to raise a minimum of $750,000 and a maximum of $3.5 million, plus a 10% over-allotment through the sale of shares of the Company’s common stock at $0.20 per share. During the first quarter of 2004, the Company completed the offering, raising net proceeds of approximately $3.4 million, net of offering costs of approximately $444,000 (including non-cash costs of approximately $19,500 related to a warrant issuance). The Company believes that the net proceeds of this offering, along with its other available cash balances, will be sufficient to fund its operations through the first quarter of 2005. Although these estimates reflect the Company’s current expectations, it is possible that the Company’s actual expenditures could exceed these estimates, which would shorten the time during which it could fund its operations.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Amortization expense related to amortizable patents was $17,510 and $24,452 for the six months ended June 30, 2003 and 2004, respectively, and $225,396 from inception through June 30, 2004.

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2003, the Company did not hold any funds in short-term investments. At June 30, 2004, the Company’s short-term investments consist entirely of certificates of deposit carried at amortized cost with an average remaining maturity period of 172 days.

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

In January 2004, the Company issued a warrant to acquire 1,000,000 shares of the Company’s common stock to Navidec, Inc., a consulting organization retained to provide business and financial advisory services to the Company. The warrant became exercisable with respect to 500,000 of the underlying shares on January 31, 2004 and became exercisable with respect to the remaining 500,000 shares on March 31, 2004. The warrant is exercisable at a price of $0.25 per share until its expiration on January 28, 2009. The fair value of the warrant was estimated at $152,562 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 72% volatility rate, risk free interest rate of 2.99% and an expected life of five years. The fair value of the warrant was charged to general and administrative expense.

In January 2004, in connection with its secondary offering, the Company issued a warrant to acquire 119,000 shares of the Company’s common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009. The fair value of the warrant was estimated at $19,500 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 72% volatility rate, risk free interest rate of 2.99% and an expected life of five years. The fair value of the warrant was included in offering costs.

In April 2004, the Company granted stock options to each of its non-salaried directors to purchase 1,666.67 shares of common stock for each month of service as a director from January 1, 2000 through December 31, 2004. The aggregate 381,667 options granted for services prior to January 1, 2004, are fully vested. The aggregate of up to 105,000 options granted for services during 2004, vest ratably on a monthly basis commencing January 1, 2004, and ending upon the earlier of December 31, 2004, or the termination of the recipient’s term as a director. All options, once vested, are exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted stock options to purchase 120,000 and 90,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company from January 1, 2001 through December 31, 2003. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted stock options to purchase 40,000 and 30,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company during 2004. These options vest ratably on a monthly basis commencing January 1, 2004, and ending upon the earlier of December 31, 2004, or the termination of the recipient’s term as a Chairman or Vice Chairman and, once vested, are exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted a stock option to purchase 125,000 shares of common stock to its Chairman of the Board for services rendered to the Company. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted a stock option to purchase 789,800 shares of common stock to its President and Chief Executive Officer for services rendered to the Company. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted a stock option to purchase 394,875 shares of common stock to its Vice President and Chief Financial Officer for services rendered to the Company. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company agreed to grant a stock option to purchase up to 550,000 shares of common stock to its President and Chief Executive Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from grant date.

In April 2004, the Company agreed to grant a stock option to purchase up to 195,000 shares of common stock to its Vice President and Chief Financial Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from grant date.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Fair value of financial instruments:

The carrying amounts of cash, cash equivalents, short-term investments and accounts payable are considered to be representative of their respective fair values because of their short-term nature.

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

On June 30, 2004, the Superior Court of the State of California for the County of Riverside granted the Company’s motion for summary judgment in the case filed on January 28, 2003 against the Company and two of its directors. Based on the Superior Court’s ruling in favor of the Company, the case will be dismissed. The lawsuit had alleged violations of Sections 25400/25403/25500 of the California Corporations Code, as well as Section 11 of the Securities Act of 1933 related to supposedly false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission.

The Company has recently learned that a complaint has been filed in U.S. District Court for the Central District of California against the Company and two of its directors. The complaint contends that federal securities laws have been violated and appears to be based on the same facts alleged in the state court action discussed in the preceding paragraph. The Company has not yet been served with the federal complaint.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of June 30, 2004, our accumulated deficit was approximately $34.8 million.

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

Assuming that our clinical trials are successful and we do not experience unexpected delays, we estimate that it will take at least four and five years to complete the clinical development of ENT-103 so that it can be commercialized. Any significant delays in our clinical trials or commercialization will affect our ability to generate revenue and may harm our ability to continue to raise the capital needed to complete the commercialization of ENT-103. The earliest time at which we could generate revenue from ENT-103 under a licensing or similar arrangement is following announcement of Phase I clinical trial results, which will be no earlier than late 2005, assuming the clinical trial results are positive, we do not experience unexpected delays and that we are able to find a licensing partner at that time. Our current resources are not sufficient to begin or complete a Phase I clinical trial for ENT-103.

We estimate that at least an additional $45 million will be required to complete development and FDA approval of ENT-103. These expenditures primarily represent research, clinical trials and general and administrative costs. Through June 30, 2004, we have spent approximately $34.8 million to develop ENT-103 and its predecessor compounds.

Recent Developments

During the first quarter of 2004, we completed a secondary offering of our common stock in which we raised net proceeds of approximately $3.4 million. We believe that the net proceeds of this offering should be sufficient to funds operations through the first quarter of 2005. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates or we may experience unexpected delays, which would shorten the time during which we could fund our operations or limit our ability to complete significant milestones in the development of ENT-103 with our available resources. For example, as we announced on May 28, 2004, we experienced an unexpected delay in the preparation of radio labeled ENT-103. As many steps in the development process are sequentially time-dependent, this delay forced us to reschedule selected preclinical studies and our planned IND application for ENT-103, which in turn will postpone our ability to commence human clinical trials. Although the exact rescheduling will depend on the time slots available to us from our third party providers, this delay in preparing radio labeled ENT-103 delayed our projected timeline by four to six months. As a result, our current resources are not sufficient to allow us to complete the preclinical work necessary to prepare and file an IND, or to commence human clinical trials for ENT-103.

Plan of Operation

We will need to raise significant additional funds to continue the development of ENT-103 (topical and injectable formulations) and complete the FDA approval process, which we expect will cost at least $45 million beyond our total expenditures to date and will take at least an additional four to five years.

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. We cannot guarantee that we will be able to secure additional funds in a timely manner or on reasonable terms, or at all. In addition, the costs of pursuing funding or other arrangements or transactions could shorten the time during which we can fund our operations, or actively pursue the development of ENT-103.

Results of Operations

Six months ended June 30, 2004, compared to six months ended June 30, 2003.

The net loss for the first six months of 2004 was approximately $2.1 million, or $0.08 per share on approximately 24.5 million weighted average shares outstanding. In comparison, the net loss for the first six months of 2003 was approximately $1.9 million, or $0.19 per share on approximately 10.1 million weighted average shares outstanding.

Total research and development expenses were approximately $352,000 during the first six months of 2004, as compared to approximately $504,000 for the first six months of 2003. The decrease in research and development expenses during the first six months of 2004 compared with the same period during 2003 reflects the fact that we were engaged in mechanism of action studies during early 2003.

Total general and administrative expenses were approximately $1.7 million for the first six months of 2004, as compared to approximately $1.4 million for the first six months of 2003. Approximately $527,000 and $218,000 of the general and administrative expense incurred during the first six months of 2004 and 2003, respectively, reflect charges to non-cash compensation for the fair value of stock options and warrants issued for services.

Interest income during the first six months of 2004 was approximately $5,400 as compared to approximately $16,800 during the first six months of 2003. This decrease in interest income reflects lower balances and interest rates for cash, cash equivalents and short-term investments during the first six months of 2004.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through June 30, 2004, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of June 30, 2004, our working capital was approximately $2.6 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

During the first quarter of 2004, we completed a secondary stock offering from which we raised net proceeds of approximately $3.4 million. We estimate that the net proceeds from this offering, along with our other available cash balances, will be sufficient to fund our operations through the first quarter of 2005. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates or we may experience unexpected delays, which would shorten the time during which we could fund our operations or limit our ability to complete significant milestones in the development of ENT-103 with our available resources. We will not generate revenue from sales of any products in the foreseeable future.

Net cash used in operating activities was approximately $1.5 million during the first six months of 2004, compared with approximately $1.7 million during the first six months of 2003. The cash used in operations during both periods was primarily related to funding research and development activities, conducting mechanism of action studies and maintaining our administrative infrastructure. As of June 30, 2004, our principal source of liquidity was approximately $2.8 million in cash, cash equivalents and short-term investments.

The estimated period for which we expect available sources of cash to be sufficient fund our operations is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital to fund future clinical trials and continue other research and development activities, including completing the preclinical studies necessary to prepare and file an IND application for ENT-103. Our future liquidity and capital funding requirements will depend on numerous factors, including the success or failure of our preclinical research and studies on ENT-103, the timing of future clinical trials and other activities related to the FDA approval process, the cost and timing of sales, marketing and manufacturing activities, the extent to which our products, if any, gain market acceptance, and the impact of competitors’ products. There can be no assurance that such additional capital will be available in a timely manner or on terms acceptable to us, or at all. If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. Our failure to raise sufficient additional funds on favorable terms, or at all, would harm our business, results of operations and financial position.

As of June 26, 2003, our common stock and warrants were delisted from the Nasdaq SmallCap Market for failure to comply with the $1.00 minimum bid price requirement. Our common stock and warrants now trade on the OTC Bulletin Board under the symbols “ETOP” and “ETOPW,” respectively.

To meet future capital needs, we intend to pursue various financing options, including stock or debt offerings; investment from, and/or partnership(s) with, established pharmaceutical companies; licensing arrangements and/or merger/acquisition transactions.

To date, we have not entered into any such financing transactions or arrangements. Additionally, there can be no assurance that we will be able to successfully negotiate and complete any financing transactions or arrangements or that we will be able to do so on terms we deem acceptable. In addition, the costs of pursuing funding or other arrangements or transactions could shorten the time during which we can fund our operations.

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

During the first quarter of 2004, we completed a secondary offering of our common stock in which we raised net proceeds of approximately $3.4 million. We believe that the net proceeds of this offering will be sufficient to fund our operations through the first quarter of 2005. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations. In addition, any delay in the completion of our preclinical studies, IND filing or Phase I human trials, could significantly harm our prospects given our limited remaining funds. For example, as we announced on May 28, 2004, we experienced an unexpected delay in the preparation of radio labeled ENT-103. As many steps in the development process are sequentially time-dependent, this delay forced us to reschedule selected preclinical studies and our planned IND application for ENT-103, which in turn will postpone our ability to commence human clinical trials. Although the exact rescheduling will depend on the time slots available to us from our third party providers, this delay in preparing radio labeled ENT-103 delayed our projected timeline by four to six months. As a result, our current resources are not sufficient to allow us to complete the preclinical work necessary to prepare and file an IND, or to commence human clinical trials for ENT-103.

We will need to raise significant additional funds to continue the development of ENT-103 (topical and injectable formulations) and complete the FDA approval process, which we expect will cost at least $45 million beyond our total expenditures to date and will take at least an additional four to five years. Our future funding requirements will depend on many factors, including:

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

We intend to seek additional funding to support our future operations through public or private sales of our equity or debt securities. Any negative results or delay in our clinical and preclinical studies will adversely affect our ability to raise additional funds through the issuance of securities or consummation of corporate partnering relationships, including our inability to complete the preclinical studies necessary to prepare and file an IND application for ENT-103 with our available resources. Any additional equity or debt financings that we may complete will be dilutive to our existing stockholders. We also intend to seek additional funding through potential corporate partnerships, licensing arrangements and/or merger/acquisition transactions. Any such collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to some of our technologies or products, and may be dilutive to our existing stockholders. We cannot guarantee that we will be able to secure additional funds on reasonable terms, or at all. If we are unable to obtain the significant additional funds to support our operations, we will be unable to complete our product development, we will need to reduce or cease our operations, and you may lose your entire investment in our company.

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103 and during the regulatory approval process for ENT-103, including filing a New Drug Application (“NDA”) and conducting clinical trials. From our inception through June 30, 2004, we have incurred cumulative net operating losses of $34.8 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all, and we may never achieve profitable operations.

If we fail to obtain regulatory approval to commercialize ENT-103, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell ENT-103 and generate revenue.

Our sole current drug candidate, ENT-103, has undergone only limited preclinical development and we do not anticipate beginning human clinical trials with ENT-103 until late in 2005, although we can give no assurances as to the results of or the time to complete the preclinical studies. We have not yet filed an application to commence human clinical trials, known as an Investigational New Drug, or IND, application, nor have we requested or received regulatory approval from the FDA for marketing products containing ENT-103. Neither ENT-103 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all. Any delay in the timing of the preclinical studies will adversely affect our ability to complete the necessary clinical trials, which could significantly harm our prospects given our limited remaining funds.

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

There can be no assurance that development of ENT-103 will be completed successfully, that we will not encounter problems in preclinical studies or clinical trials that will cause the delay or suspension of such trials, that current or future testing will show ENT-103 to be effective or that ENT-103 will receive regulatory approval. For example, as we announced on May 28, 2004, we experienced an unexpected delay in the preparation of radio labeled ENT-103. As many steps in the development process are sequentially time-dependent, this delay forced us to reschedule selected preclinical studies and our planned IND application for ENT-103, which in turn will postpone our ability to commence human clinical trials. Although the exact rescheduling will depend on the time slots available to us from our third party providers, this delay in preparing radio labeled ENT-103 delayed our projected timeline by four to six months. As a result, our current resources are not sufficient to allow us to complete the preclinical work necessary to prepare and file an IND, or to commence human clinical trials for ENT-103.

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

A complaint has recently been filed in federal district court against the company and two of its directors, and if we are required to litigate this matter, our business and financial condition could be harmed.

We recently learned that a complaint has been filed in U.S. District Court for the Central District of California against the Company and two of our directors. The complaint alleges that the defendants have violated federal securities laws by making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission. Neither the Company nor its directors have been served with the complaint. If the complaint is served, and we are required to litigate this matter, we will need to divert some of our resources and the attention of our management away from the development of ENT-103 and the other operations of the company.

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

On June 26, 2003, our common stock was delisted from the Nasdaq SmallCap Market and now trades on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board typically suffer from lower liquidity, which may lead to depressed trading prices, greater price volatility and difficultly in buying or selling shares, particularly in large quantities. Currently, there is a limited trading market for our common stock and we cannot predict when, if ever, a fully developed public market for the common stock will occur. If a developed public trading market for the common stock does develop at a future time, there are no assurances that it will be sustained for any period of time. Any sales of shares by stockholders in substantial amounts in the public market could adversely affect the prevailing market price and could impair our future ability to raise capital through the sale of equity securities.

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. In our secondary offering completed during the first quarter of 2004, we issued a net total of 19,050,000 shares of common stock. As of June 30, 2004, there were 30,595,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock. In the future, we intend to raise additional capital to meet our financial needs through the sale of equity or other securities. Our Board of Directors has the power to issue additional shares of common stock and preferred stock without stockholder approval. Potential investors should be aware that any such stock issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. Further, any new issuance of shares may result in a change in control of our company.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

On June 30, 2004, the Superior Court of the State of California for the County of Riverside granted the Company’s motion for summary judgment in the case filed on January 28, 2003 against the Company and two of its directors. Based on the Superior Court’s ruling in favor of the Company, the case will be dismissed. The lawsuit had alleged violations of Sections 25400/25403/25500 of the California General Corporation Law, as well as Section 11 of the Securities Act of 1933 related to making false and misleading statements in publicly disseminated press releases, registration statements and other filings with the Securities and Exchange Commission.

The Company has recently learned that a complaint has been filed in U.S. Direct Court for the Central District of California against the Company and two of its directors. The complaint contends that federal securities laws have been violated and appears to be based on the same facts alleged in the state court action discussed in the preceding paragraph. The Company has not yet been served with the federal complaint.

Item 2. Changes in Securities

Recent Issuances of Unregistered Securities

During the six month period ended June 30, 2004, we issued a warrant to acquire 1,000,000 shares of our common stock to Navidec Financial Services, Inc., a consulting organization retained to provide business and financial advisory services. The warrant is exercisable at a price of $0.25 per share until its expiration on January 28, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid.

During the six month period ended June 30, 2004, we issued a warrant to acquire 119,000 shares of our common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid.

During the six month period ended June 30, 2004, the Company granted stock options to each of its non-salaried directors to purchase 1,666.67 shares of common stock for each month of service as a director from January 1, 2000 through December 31, 2004. The aggregate 381,667 options granted for services prior to January 1, 2004, are fully vested. The aggregate of up to 105,000 options granted for services during 2004, vest ratably on a monthly basis commencing January 1, 2004, and ending upon the earlier of December 31, 2004, or the termination of the recipient’s term as a director. All options, once vested, are exercisable at $0.20 per share until May 1, 2014.

During the six month period ended June 30, 2004, the Company granted stock options to purchase 120,000 and 90,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company from January 1, 2001 through December 31, 2003. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

During the six month period ended June 30, 2004, the Company granted stock options to purchase 40,000 and 30,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company during 2004. These options vest ratably on a monthly basis commencing January 1, 2004, and ending upon the earlier of December 31, 2004, or the termination of the recipient’s term as a Chairman or Vice Chairman and, once vested, are exercisable at $0.20 per share until May 1, 2014.

During the six month period ended June 30, 2004, the Company granted a stock option to purchase 125,000 shares of common stock to its Chairman of the Board for services rendered to the Company. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

During the six month period ended June 30, 2004, the Company granted a stock option to purchase 789,800 shares of common stock to its President and Chief Executive Officer for services rendered to the Company. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

During the six month period ended June 30, 2004, the Company granted a stock option to purchase 394,875 shares of common stock to its Vice President and Chief Financial Officer for services rendered to the Company. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

During the six month period ended June 30, 2004, the Company agreed to grant a stock option to purchase up to 550,000 shares of common stock to its President and Chief Executive Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from grant date.

During the six month period ended June 30, 2004, the Company agreed to grant a stock option to purchase up to 195,000 shares of common stock to its Vice President and Chief Financial Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from grant date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of the Company was held in San Diego, California on June 29, 2004. The stockholders approved each of the following actions as set forth below together with the results of voting.

Two directors were elected to three-year terms. Randall L. Carpenter was elected and will serve until the date of the 2007 annual meeting of stockholders. The votes for Mr. Carpenter were as follows 26,042,708 shares voted for the proposal, 700 against, and 1,135,335 abstained. Paul V. Maier was elected and will serve until the date of the 2007 annual meeting of stockholders. The votes for Mr. Maier were as follows 26,010,008 shares voted for the proposal, 33,400 against, and 1,135,335 abstained. Higgins D. Bailey, Dennis K. Metzler, and Thomas G. Tachovsky will continue to serve as directors until the date of the 2005 annual meeting of stockholders. Joseph R. Ianelli and Bruce R. Manning will continue to serve as directors until the date of the 2006 annual meeting of stockholders.

The stockholders ratified the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending December 31, 2004. The votes for this proposal were as follows: 26,145,868 shares voted for the proposal, 986,320 against, and 46,555 abstained.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

2.1	Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation (1)

3.1	Certificate of Incorporation of Entropin, Inc., a Delaware corporation (2)

3.2	Bylaws of Entropin, Inc., a Delaware corporation (2)

3.3	Certificate of Designations of Series A’ Preferred Stock of Entropin, Inc. (3)

4.1	Form of Common Stock Purchase Warrant (4)

4.2	Warrant for Common Stock issued to Navidec Financial Services, Inc. (5)

4.3	Warrant for Common Stock issued to InvestLinc Securities, Inc. (5)

10.1	Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (6)

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financing Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the like numbered exhibit filed with the Registrant’s quarterly report on Form 10-QSB on August 14, 2002.
(2)	Incorporated by reference from the like numbered exhibits as filed with the Registrant’s Current Report on Form 8-K on June 26, 2002.
(3)	Incorporated by reference from the like numbered exhibit as filed with the Registrant’s annual report on Form 10-KSB/A on April 30, 2003.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-11308, on March 15, 2000.
(5)	Incorporated by reference to the exhibits filed with the Registrant’s annual report on Form 10-KSB on March 30, 2004.
(6)	Incorporated by reference from the exhibit filed with the Registrant’s Current Report on Form 8-K, as amended, on January 15, 1998.

(b)	Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the current quarter and prior to filing this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIN, INC., a Delaware corporation

Date: August 15, 2004	By:	/s/ Thomas G. Tachovsky, Ph.D.
Thomas G. Tachovsky, Ph.D. President and Chief Executive Officer

Date: August 15, 2004	By:	/s/ Patricia G. Kriss
Patricia G. Kriss Chief Financial Officer