Form 10QSB
period 2004-09-30
ENTROPIN INC
filed 2004-11-15
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-29807

ENTROPIN, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	68-0510827
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

45926 Oasis Street, Indio, CA 92201

(Address of principal executive offices)

(760) 775-8333

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 12, 2004, 30,645,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2003 and September 30, 2004

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,032,343	$536,470
Short-term investments	—	1,665,094

Total current assets	1,032,343	2,201,564
Patent costs, less accumulated amortization of $200,944 (2003) and $238,521 (2004)	493,995	654,011
Property and equipment, net	6,226	3,023
Deferred offering costs	63,697	—

Total assets	$1,596,261	$2,858,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,456	$101,917
Contingencies (Note 2)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, issued and outstanding; liquidation preference of $3,210,487	3,210,487	3,210,487
Common stock, $.0001 par value; 50,000,000 shares authorized, 11,545,341 (2003) and 30,645,341 (2004) shares issued and outstanding	1,154	3,065
Additional paid-in capital	30,871,699	34,809,094
Unearned stock compensation	—	(7,039)
Deficit accumulated during the development stage	(32,695,535)	(35,258,926)

Total stockholders’ equity	1,387,805	2,756,681

Total liabilities and stockholders’ equity	$1,596,261	$2,858,598

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2004

(Unaudited)

	2003	2004
Costs and expenses:
Research and development	$43,599	$62,128
General and administrative	632,350	449,919

Operating loss	(675,949)	(512,047)

Other income (expense):
Interest income	3,719	7,774
Series B preferred stock redemption conversion incentive	(126,310)	—

Total other income (expense), net	(122,591)	7,774

Net loss	(798,540)	(504,273)
Dividends applicable to Series B preferred stockholders	(2,289)	—

Net loss applicable to common stockholders	$(800,829)	$(504,273)

Basic and diluted net loss per common share	$(.07)	$(.02)

Weighted average common shares outstanding	10,928,000	30,595,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through September 30, 2004

(Unaudited)

	2003	2004	Inception through September 30, 2004
Costs and expenses:
Research and development	$548,066	$414,580	$15,831,376
General and administrative	2,033,255	2,161,973	19,472,625

Operating loss	(2,581,321)	(2,576,553)	(35,304,001)

Other income (expense):
Interest income	20,542	13,162	1,502,196
Interest expense	—	—	(242,811)
Series B preferred stock redemption conversion incentive	(126,310)	—	(126,310)

Total other income (expense), net	(105,768)	13,162	1,133,075

Net loss	(2,687,089)	(2,563,391)	(34,170,926)
Dividends applicable to Series B preferred stockholders	(35,039)	—	(1,103,184)

Net loss applicable to common stockholders	$(2,722,128)	$(2,563,391)	$(35,274,110)

Basic and diluted net loss per common share	$(.26)	$(.10)	$(5.00)

Weighted average common shares outstanding	10,410,000	26,538,000	7,052,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

(Unaudited)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in capital	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	3,210,487	$3,210,487	11,545,341	$1,154	$30,871,699	$—	$(32,695,535)	$1,387,805
Shares and warrants issued pursuant to secondary stock offering, net of offering costs	—	—	19,250,000	1,926	3,429,270	—	—	3,431,196
Shares issued for services	—	—	50,000	5	5,495	—	—	5,500
Repurchase of shares from secondary stock offering	—	—	(200,000)	(20)	(39,980)	—	—	(40,000)
Stock compensation pursuant to the issuance of warrants	—	—	—	—	152,562	—	—	152,562
Unearned stock compensation pursuant to the issuance of options	—	—	—	—	390,048	(390,048)	—	—
Amortization of unearned stock compensation	—	—	—	—	—	383,009	—	383,009
Net loss for the period	—	—	—	—	—	—	(2,563,391)	(2,563,391)

Balance, September 30, 2004	3,210,487	$3,210,487	30,645,341	$3,065	$34,809,094	$(7,039)	$(35,258,926)	$2,756,681

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through September 30, 2004

(Unaudited)

	2003	2004	Inception through September 30, 2004
Cash flows from operating activities:
Net loss	$(2,687,089)	$(2,563,391)	$(34,170,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,515	40,780	307,221
Series B preferred stock redemption conversion incentive	126,310	—	126,310
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	239,954	541,071	10,625,478
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease in accrued interest receivable	5,954	—	—
(Decrease) increase in accounts payable	(8,619)	(106,539)	309,614
Other	3,126	—	58,610

Net cash used in operating activities	(2,288,849)	(2,088,079)	(20,510,178)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	990,000	(1,665,094)	(1,665,094)
Patent costs	(60,953)	(197,593)	(892,532)
Purchase of property and equipment	—	—	(130,515)

Net cash provided by (used in) investing activities	929,047	(1,862,687)	(2,688,141)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	3,494,893	21,732,261
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,678
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	—	(40,000)	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	—	3,454,893	23,734,789

Net (decrease) increase in cash and cash equivalents	(1,359,802)	(495,873)	536,470
Cash and cash equivalents at beginning of period	2,906,853	1,032,343	—

Cash and cash equivalents at end of period	$1,547,051	$536,470	$536,470

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through September 30, 2004

(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2003	2004	Inception through September 30, 2004
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through September 30, 2004, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through September 30, 2004, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,662 into 100,831 shares of common stock.

During the nine months ended September 30, 2003 and 2004, and the period from August 27, 1984 (inception) through September 30, 2004, the Company issued none, 12,850, and 94,850, respectively, shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the nine months ended September 30, 2003 and 2004, and the period from August 27, 1984 (inception) through September 30, 2004, the Company issued 1,235,333, none and 1,337,333 shares of common stock totaling $843,293, $0 and $1,336,610, respectively, for conversion of shares of Series B preferred stock.

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at September 30, 2004 of $35,258,926. Management anticipates additional operating losses for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. The Company will need to raise significant additional funds to continue its planned development activities. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments or corporate partnering arrangements. If adequate funds are not available, the Company may be forced to significantly curtail or terminate its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company’s failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. The Company’s continued existence is currently dependent on its ability to successfully raise additional capital and complete development of, obtain approval for, and successfully market its proprietary compound ENT-103.

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

Amortization expense related to amortizable patents was $26,855 and $37,577 for the nine months ended September 30, 2003 and 2004, respectively, and $238,521 from inception through September 30, 2004.

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2003, the Company did not hold any funds in short-term investments. At September 30, 2004, the Company’s short-term investments consist entirely of certificates of deposit carried at amortized cost with an average remaining maturity period of 136 days.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Common Stock:

The Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. On October 5, 2004, the Company mailed a proxy statement to its stockholders regarding a special meeting of stockholders to be held on November 19, 2004 to consider and vote upon the proposal to increase the number of authorized shares of common stock.

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

In January 2004, the Company issued a warrant to acquire 1,000,000 shares of its common stock to Navidec, Inc., a consulting organization retained to provide business and financial advisory services to the Company. The warrant became exercisable with respect to 500,000 of the underlying shares on January 31, 2004 and became exercisable with respect to the remaining 500,000 shares on March 31, 2004. The warrant is exercisable at a price of $0.25 per share until its expiration on January 28, 2009. The fair value of the warrant was estimated at $152,562 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 72% volatility rate, risk free interest rate of 2.99% and an expected life of five years. The fair value of the warrant was charged to general and administrative expense.

In January 2004, in connection with its secondary offering, the Company issued a warrant to acquire 119,000 shares of its common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009. The fair value of the warrant was estimated at $19,500 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 72% volatility rate, risk free interest rate of 2.99% and an expected life of five years. The fair value of the warrant was included in offering costs.

In April 2004, the Company granted stock options to each of its non-salaried directors to purchase 1,666.67 shares of common stock for each month of service as a director from January 1, 2000 through December 31, 2004. Option grants to acquire an aggregate of 381,667 shares of common stock for services prior to January 1, 2004 were fully vested at the grant date. Option grants to acquire an aggregate of 105,000 shares of common stock for services during 2004, vest ratably on a monthly basis commencing January 1, 2004, through the earlier of December 31, 2004, or the termination of the recipient’s term as a director. All options, once vested, are exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted stock options to purchase 120,000 and 90,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company from January 1, 2001 through December 31, 2003. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted stock options to purchase 40,000 and 30,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company during 2004. These options vest ratably on a monthly basis commencing January 1, 2004, through the earlier of December 31, 2004, or the termination of the recipient’s term as a Chairman or Vice Chairman and, once vested, are exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted a stock option to purchase 125,000 shares of common stock to its Chairman of the Board for services rendered to the Company. The option is fully vested and exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company granted a stock option to purchase 789,800 shares of common stock to its President and Chief Executive Officer for services rendered to the Company. The option is fully vested and exercisable at $0.20 per share until May 1, 2014.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In April 2004, the Company granted a stock option to purchase 394,875 shares of common stock to its Vice President and Chief Financial Officer for services rendered to the Company. The option is fully vested and exercisable at $0.20 per share until May 1, 2014.

In April 2004, the Company agreed to grant stock options to purchase up to 550,000 shares of common stock to its President and Chief Executive Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from the grant date.

In April 2004, the Company agreed to grant stock options to purchase up to 195,000 shares of common stock to its Vice President and Chief Financial Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from the grant date.

In July 2004, the Company issued a warrant to acquire 100,000 shares of its common stock to Barry Kaplan Associates, a consulting organization retained to provide public relations services. The warrant is exercisable at a price of $0.22 per share until its expiration on June 18, 2009. The fair value of the warrant was estimated at $10,328 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 96.5% volatility rate, risk free interest rate of 3.38% and expected life of five years. The fair value of the warrant was charged to general and administrative expense.

In September 2004, the Company issued 50,000 shares of its common stock to Broadstreet Marketing, Inc., a marketing organization retained to conduct a financial markets exposure program. The issuance of the stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the transaction and no commissions were paid. The $5,500 fair value of the common stock was charged to general and administrative expense.

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

On June 30, 2004, the Superior Court of the State of California for the County of Riverside granted the Company’s motion for summary judgment in connection with the securities class action lawsuit filed on January 28, 2003 (hereinafter, the “State Action”) against the Company and two of its directors. Based upon this ruling, the Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. Plaintiffs filed a notice of appeal with the Superior Court on August 24, 2004. To date, no briefing schedule has been established for the appeal. The Company believes that the plaintiffs’ effort to appeal is meritless, and it intends to vigorously oppose such efforts.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In July 2004, a securities class action lawsuit (hereinafter, the “Federal Action”) was filed in the U.S. District Court for the Central District of California against the Company and two of its directors. The complaint contends that federal securities laws have been violated and is based on the same facts alleged in the State Action referenced in the preceding paragraph. The Company accepted service of the complaint on October 1, 2004, and on October 13, 2004, filed a motion to dismiss this lawsuit. The plaintiffs have opposed the Company’s motion to dismiss. Regardless of the outcome of the pending motion, the Company believes that it has strong defenses to plaintiffs’ claims and intends to vigorously defend against this lawsuit.

Although the Company believes this claims are without substance, there can be no assurance that it will succeed in defending or settling these actions. Additionally, it is possible that these lawsuits will harm the Company’s business and/or financial position. As of the date of this report, the Company is not party to any other material legal proceedings.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-QSB contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In some cases, you can identify the forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our business and results of operations are subject to various risks and uncertainties as disclosed under the caption “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock” in this Form 10-QSB. These risks and uncertainties include our need and ability to raise significant additional capital; our history of significant operating losses; our ability to successfully complete formulation, development and preclinical studies for our sole drug candidate, ENT-103; the time, cost and uncertainty of obtaining regulatory approvals; and our ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of September 30, 2004, our accumulated deficit was approximately $35.3 million.

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

Assuming that our clinical trials are successful and we do not experience unexpected delays, we estimate that it will take at least an additional four to five years to complete the preclinical and clinical development and testing of ENT-103 so that it can be commercialized. Any significant delays in our preclinical development, clinical trials or regulatory approval will affect our ability to generate revenue and may harm our ability to continue to raise the capital needed to complete the commercialization of ENT-103. We believe the earliest time at which we could generate revenue from ENT-103 under a licensing or similar arrangement is following announcement of Phase I clinical trial results, which will be no earlier than late 2005, assuming the required preclinical and clinical trial results are positive, we do not experience unexpected delays and that we are able to find a licensing partner at that time. Our current resources are not sufficient to complete required preclinical testing nor to begin or complete a Phase I clinical trial for ENT-103.

We estimate that at least an additional $45 million will be required to complete development and FDA approval of ENT-103. These expenditures primarily represent research, clinical trials and general and administrative costs. Through September 30, 2004, we have spent approximately $35.3 million to develop ENT-103 and its predecessor compounds.

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

Results of Operations

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003.

The net loss for the first nine months of 2004 was approximately $2.6 million, or $0.10 per share on approximately 26.5 million weighted average shares outstanding. In comparison, the net loss for the first nine months of 2003 was approximately $2.7 million, or $0.26 per share on approximately 10.4 million weighted average shares outstanding.

Total research and development expenses were approximately $415,000 during the first nine months of 2004, as compared to approximately $548,000 for the first nine months of 2003. The decrease in research and development expenses during the first nine months of 2004 compared with the same period during 2003 reflects the fact that the preclinical research studies that we were engaged in during the first nine months of 2003, including our mechanism of action studies, were more extensive and therefore more costly, than the preclinical research studies we were engaged in during the first nine months of 2004.

Total general and administrative expenses were approximately $2.2 million for the first nine months of 2004, as compared to approximately $2.0 million for the first nine months of 2003. Approximately $541,000 and $218,000 of the general and administrative expense incurred during the first nine months of 2004 and 2003, respectively, reflect charges to non-cash compensation for the fair value of stock options and warrants issued for services.

Interest income during the first nine months of 2004 was approximately $13,200 as compared to approximately $20,500 during the first nine months of 2003. This decrease in interest income reflects lower balances and interest rates for cash, cash equivalents and short-term investments during the first nine months of 2004.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through September 30, 2004, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of September 30, 2004, our working capital was approximately $2.1 million.

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

Net cash used in operating activities was approximately $2.1 million during the first nine months of 2004, compared with approximately $2.3 million during the first nine months of 2003. The cash used in operations during both periods was primarily related to funding research and development activities, legal expenses and maintaining our administrative infrastructure. As of September 30, 2004, our principal source of liquidity was approximately $2.2 million in cash, cash equivalents and short-term investments.

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

Factors That May Affect Our Future Results and the Trading Price of Our Common Stock

An investment in shares of our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with other information contained in this report and our other filings with the Securities and Exchange Commission before you decide to buy our stock. If any of the following risks actually occur, our business, financial condition and prospects would likely suffer. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

We need to raise additional funds to support our operations. If we are unable to raise these funds, we will be unable to complete our product development and will need to reduce or cease our operations.

Our independent auditors’ opinion on our 2002 and 2003 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

During the first quarter of 2004, we completed a secondary offering of our common stock in which we raised net proceeds of approximately $3.4 million. We believe that the net proceeds of this offering, along with our other available cash balances, will be sufficient to fund our operations through the first quarter of 2005. Although these estimates reflect our current expectations, it is possible that our actual expenditures could exceed these estimates, which would shorten the time during which we could fund our operations. In addition, any delay in the completion of our preclinical studies could significantly harm our prospects given our limited remaining funds. For example, as we announced on May 28, 2004, we experienced an unexpected delay in the preparation of radio labeled ENT-103. As many steps in the development process are sequentially time-dependent, this delay forced us to reschedule selected preclinical studies and our planned IND application for ENT-103, which in turn has postponed our ability to commence human clinical trials. Although the exact rescheduling will depend on the time slots available to us from our third party providers, this delay in preparing radio labeled ENT-103 delayed our projected timeline by four to six months. As a result, our current resources are not sufficient to allow us to complete the preclinical work necessary to prepare and file an IND, or to commence human clinical trials for ENT-103.

We will need to raise significant additional funds to continue the development of ENT-103 (topical and injectable formulations) and complete the FDA approval process, which we expect will cost at least $45 million beyond our total expenditures to date and will take at least an additional four to five years. Our future funding requirements will depend on many factors, including:

•	progress with preclinical and toxicology studies of ENT-103;

•	the costs of clinical tests and obtaining regulatory approval for ENT-103;

•	the costs and expenses associated with defending against the securities lawsuits filed against us;

•	the magnitude of our research and development programs;

•	the costs involved in obtaining and maintaining patent and other intellectual property rights; and

•	the cost of commercial manufacturing.

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

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103. From our inception through September 30, 2004, we have incurred cumulative net losses applicable to common stockholders of $35.3 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all, and we may never achieve profitable operations.

If we fail to obtain regulatory approval to commercialize ENT-103, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell ENT-103 and generate revenue.

Our sole current drug candidate, ENT-103, has undergone only limited preclinical development and we do not anticipate beginning human clinical trials with ENT-103 until late in 2005. Furthermore, we can give no assurances as to the results of or the time to complete the preclinical studies required to commence clinical studies. We have not yet filed an application to commence human clinical trials, known as an Investigational New Drug, or IND, application, nor have we requested or received regulatory approval from the FDA for marketing products containing ENT-103. Neither ENT-103 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all. Any delay in the timing of the preclinical studies will adversely affect our ability to complete the necessary clinical trials, which could significantly harm our prospects given our limited remaining funds.

The development of new pharmaceutical products is highly uncertain and subject to a number of risks. The FDA approval process generally takes years and consumes substantial capital resources with no assurance of ultimate success. We cannot apply for FDA approval to market ENT-103 until the product successfully completes all of the required preclinical studies and clinical trials. Several factors may prevent our successful completion of the clinical trials, including negative or inconclusive preclinical results, failure or delays in the FDA approval process, insufficient capital resources, inability to properly design and complete clinical trials, or insufficient proof that ENT-103 is safe and effective. In addition, interim results do not necessarily predict final results, as was the case with our Esterom clinical trials. Negative or inconclusive results generated during preclinical or toxicology studies, or any future clinical studies, will have an immediate negative impact on our operations and future prospects.

There can be no assurance that development of ENT-103 will be completed successfully, that we will not encounter problems in preclinical studies or clinical trials that will cause the delay or suspension of such trials, that current or future testing will show ENT-103 to be effective or that ENT-103 will receive regulatory approval. For example, as we announced on May 28, 2004, we experienced an unexpected delay in the preparation of radio labeled ENT-103. As many steps in the development process are sequentially time-dependent, this delay forced us to reschedule selected preclinical studies and our planned IND application for ENT-103, which in turn has postponed our ability to commence human clinical trials. Although the exact rescheduling will depend on the time slots available to us from our third party providers, this delay in preparing radio labeled ENT-103 delayed our projected timeline by four to six months. As a result, our current resources are not sufficient to allow us to complete the preclinical work necessary to prepare and file an IND, or to commence human clinical trials for ENT-103.

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

The securities class action lawsuits filed against the Company and two of its directors are diverting the Company’s resources and attention, and if the Company is required to continue to defend against these lawsuits, its business and financial condition will continue to be harmed.

The Company is currently defending two securities class action lawsuits: one filed in the Superior Court of the State of California (hereinafter, the “State Action”) and the other in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal with the Superior Court on August 24, 2004. Although no briefing schedule has been established for the appeal, the Company will need to continue to monitor the status of any appeal and defend against any appeal pursued by the plaintiffs. In the Federal Action, the Company has filed a motion to dismiss the plaintiffs’ complaint, which the plaintiffs have opposed. There is no guarantee that the Company will be successful in defeating the plaintiffs’ appeal in the State Action, or that the court will grant the Company’s motion to dismiss the Federal Action. If the Company is unsuccessful in one or both of these actions, it will need to continue to divert resources and attention away from the development of ENT-103 and the other operations of the Company. Moreover, the existence of the lawsuits, irrespective of the merits, makes it more difficult for the Company to raise the additional funds needed to support its continued operations.

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

The pharmaceutical industry is characterized by intense competition and is subject to rapid and significant technological change. There are currently many successful products marketed for the treatment of pain and our competitors have new products and product candidates in all stages of development that will compete with ENT-103 if it is commercialized. Our competitors include major pharmaceutical companies, biotechnology firms, universities and other research institutions, both in the United States and abroad. Most of our competitors have substantially greater financial, technical, manufacturing, marketing and human resource capabilities than us. In addition, many of our competitors have significantly greater experience in testing new or improved therapeutic products and obtaining regulatory approval of products. Accordingly, our competitors may obtain regulatory approval for their products more rapidly than we are able to. If we commence commercial sales of our products, we will also be competing with respect to manufacturing efficiencies and marketing capabilities, areas in which we have no prior experience.

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. In our secondary offering completed during the first quarter of 2004, we issued a net total of 19,050,000 shares of common stock. As of September 30, 2004, there were 30,645,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock.

The Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. On October 5, 2004, the Company mailed a proxy statement to its stockholders regarding a special meeting of stockholders to be held on November 19, 2004 to consider and vote upon the proposal to increase the number of authorized shares of common stock. If this proposal is approved by the Company’s stockholders, the Company’s Board of Directors will have a significant number of additional shares of common stock to issue in fund raising activities and for other corporate purposes. The issuance of these additional shares of common stock will have a dilutive effect on the equity and voting power of the existing holders of the Company’s common stock. It may also adversely affect the market price of the Company’s common stock.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

On June 30, 2004, the Superior Court of the State of California for the County of Riverside granted the Company’s motion for summary judgment in connection with the securities class action lawsuit filed on January 28, 2003 (hereinafter, the “State Action”) against the Company and two of its directors. Based upon this ruling, the Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. Plaintiffs filed a notice of appeal with the Superior Court on August 24, 2004. To date, no briefing schedule has been established for the appeal. The Company believes that the plaintiffs’ effort to appeal is meritless, and it intends to vigorously oppose such efforts.

In July 2004, a securities class action lawsuit (hereinafter, the “Federal Action”) was filed in the U.S. District Court for the Central District of California against the Company and two of its directors. The complaint contends that federal securities laws have been violated and is based on the same facts alleged in the State Action referenced in the preceding paragraph. The Company accepted service of the complaint on October 1, 2004, and on October 13, 2004, filed a motion to dismiss this lawsuit. The plaintiffs have opposed the Company’s motion to dismiss. Regardless of the outcome of the pending motion, the Company believes that it has strong defenses to plaintiffs’ claims and intends to vigorously defend against this lawsuit.

Although we believe these claims are without substance, there can be no assurance that we will succeed in defending or settling these actions. Additionally, it is possible that these lawsuits will harm our business and/or financial position. As of the date of this report, we are not party to any other material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2004, we issued a warrant to acquire 100,000 shares of our common stock to Barry Kaplan Associates, a consulting organization retained to provide public relations services. The warrant is exercisable at a price of $0.22 per share until its expiration on June 18, 2009.

During the three months ended September 30, 2004, we issued 50,000 shares of our common stock to Broadstreet Marketing, Inc., a marketing organization retained to conduct a financial markets exposure program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the quarterly period ended September 30, 2004 through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation (1)

3.1	Certificate of Incorporation of Entropin, Inc., a Delaware corporation (2)

3.2	Bylaws of Entropin, Inc., a Delaware corporation (2)

3.3	Certificate of Designations of Series A’ Preferred Stock of Entropin, Inc. (3)

4.1	Form of Common Stock Purchase Warrant (4)

4.2	Warrant for Common Stock issued to Navidec Financial Services, Inc. (5)

4.3	Warrant for Common Stock issued to InvestLinc Securities, Inc. (5)

10.1	Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (6)

10.2	Form of director and officer Indemnification Agreement. (7)

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financing Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the like numbered exhibit filed with the Registrant’s quarterly report on Form 10-QSB on August 14, 2002.
(2)	Incorporated by reference from the like numbered exhibits as filed with the Registrant’s Current Report on Form 8-K on June 26, 2002.
(3)	Incorporated by reference from the like numbered exhibit as filed with the Registrant’s annual report on Form 10-KSB/A on April 30, 2003.
(4)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-11308, on March 15, 2000.
(5)	Incorporated by reference to the exhibits filed with the Registrant’s annual report on Form 10-KSB on March 30, 2004.
(6)	Incorporated by reference from the exhibit filed with the Registrant’s Current Report on Form 8-K, as amended, on January 15, 1998.
(7)	Incorporated by reference from the exhibit filed with the Registrant’s Current Report on Form 8-K on September 17, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIN, INC., a Delaware corporation

Date: November 12, 2004	By:	/s/ Thomas G. Tachovsky, Ph.D.
Thomas G. Tachovsky, Ph.D. President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Patricia G. Kriss
Patricia G. Kriss Chief Financial Officer