Form 10KSB
period 2004-12-31
ENTROPIN INC
filed 2005-03-31
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended: December 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. (1)    Yes   ☒    No  ☐ (2)    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year: $ -0-

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,178,024, computed by reference to the closing bid price of the registrant’s common stock on the OTC Bulletin Board on March 28, 2005. For purposes of this calculation, shares of common stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of common stock, $.0001 par value, outstanding as of March 28, 2005: 30,645,341.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to the registrant’s stockholders in connection with the Annual Meeting of Stockholders to be held on June 28, 2005 are incorporated by reference into Part III of this Report. Certain exhibits filed with the registrant’s prior registration statements and period and other reports filed under the Securities Exchange Act of 1934 are incorporated by reference into Part III of this report.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

We are a pharmaceutical research and development company focused on the development of proprietary compounds for pain therapy. Our primary activities since inception have been research and development, including preclinical studies, and tests focused on securing U.S. Food and Drug Administration (FDA) approval for our proprietary compounds. We believe that our current compound, ENT-103, has the potential to effectively treat a number of medical conditions using various delivery systems. At present, we are focusing on a topical delivery system for ENT-103. As stated in our filings with the Securities and Exchange Commission, we have an immediate need to raise additional funds to continue our operations. As of December 31, 2004, we had total current assets of $1,717,611. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. If we are unable to immediately obtain significant additional funds to support our operations, we will be forced to cease our operations prior to the end of the second quarter of 2005, and our existing stockholders may lose their entire investment in the Company.

The discovery of ENT-103 began in Northern California in August of 1984. Lowell M. Somers, M.D., a general practitioner, had identical twin brothers as patients. The genetically identical twins were 35 years old and appeared to be in good physical health until one developed severe rheumatoid arthritis. Dr. Somers began to research how one twin could be symptom-free and the other incapacitated and struggling to survive as a result of the disease. Dr. Somer’s investigation led to the discovery that the symptom-free twin was addicted to cocaine (chemically known as benzoylmethylecgonine or BME). Based on this knowledge, Dr. Somers began to look beyond the abusive characteristics of cocaine to research the drug’s potential medicinal characteristics. He began to explore the potential of BME in his laboratory and developed a rudimentary mixture of a drug later called Esterom. Dr. Somers administered the mixture to the affected twin over a two-week period with remarkable results. Signs of active arthritis began to disappear and the previously bed-ridden twin became more mobile. Subsequent testing revealed that the previously debilitating rheumatoid arthritis was in remission. Following this discovery, more rheumatoid arthritis patients were treated with the Esterom solution for two weeks each to validate the initial results. All patients treated showed significant improvement.

Cocaine (BME) has been used for over a century as a potent pain reliever. Its use, however, was limited because of the potential for addiction following repeated use of the drug. Although the Esterom solution is derived from cocaine, we believe the results of our clinical studies indicate that the Esterom solution does not demonstrate any of the adverse clinical effects of cocaine, such as euphoria, rapid heart beat, or elevated blood pressure and is non-addictive. We believe that our proprietary development process allows us to capture the positive medical benefits of cocaine and avoid the negative side effects, potentially representing a major breakthrough in the treatment of pain.

In the late 1980s, we filed an Investigational New Drug (IND) application with the Federal Drug Administration (FDA) seeking approval of Esterom solution as a topical application. Based on our successful completion of four preclinical animal studies with no material adverse events, the FDA approved the application permitting us to proceed with human testing. In 1991, we began a Phase I clinical study of Esterom as a topically applied solution to determine the drug’s safety profile. We believe the results of the study returned the following positive findings:

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

Based on the positive dose trending and lack of toxicity observed in our Phase III trials, we designed, and received FDA approval for, a Phase II/III clinical study using a different subjective questionnaire to measure quality of life improvement, as required by the FDA. Results of this trial were released in September of 2002 and were similar to our earlier Phase III trial; Esterom demonstrated safety, but did not demonstrate the levels of efficacy required by the FDA for approval, thereby requiring additional clinical trial data if the Company wished to continue the development of the solution.

Discovery and Development of ENT-102 and ENT-103

In an effort to understand Esterom’s mechanism of action (MOA), and to identify and quantify each component of our Esterom solution, we contracted for the synthesis of each of the chemical entities in the Esterom solution and began MOA studies with researchers from Brigham & Women’s Hospital at Harvard Medical School and the University of Arizona Medical Center.

From these studies, we discovered that Esterom works by effectively blocking nerve impulse conduction, resulting in anesthetic and potentially long-lasting analgesic properties. Having both anesthetic and analgesic properties makes Esterom unique. Testing the individual components that comprise the Esterom solution, we discovered the hydroxypropyl esters of benzoylecgonine, which we named ENT-102, are very potent and comprise the active molecules in the mixture. In preclinical animal models, these molecules were shown to be 30- to 50-times more potent as analgesics than their non-ester parent compounds, and 5-times more potent than lidocaine, a commonly used anesthetic for local analgesia (pain suppression). Subsequently, we discovered a method of synthetically preparing ENT-102 and have U.S. and foreign patents pending for this method.

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

In February 2003, our executive management team and Board of Directors met with our key scientific advisors to review the progress of the preclinical studies. Following that meeting, we assembled a committee of independent pain experts to critique the work performed by our collaborators. The committee performed an in-depth review of the research and the preclinical studies and concluded, among other things, that ENT-103 appeared to demonstrate performance as an active pain reliever in preclinical models for post-incisional pain and neuropathic pain. Based on these conclusions, we were encouraged to continue our preclinical research with ENT-103. Accordingly, we began actively investigating two delivery systems, injectable and topical, for administering ENT-103. We believe that ENT-103 may be effective for treating a number of medical conditions using various delivery systems.

In October 2003, we expanded the preclinical evaluation of ENT-103 by initiating studies at the University of Miami. These studies were undertaken as a follow-up to our previous studies performed at Harvard Medical School and the University of Arizona. The University of Miami investigators evaluated the effects of ENT-103 administered topically as well as by injection in treating inflammatory neurogenic pain. In January 2004, the Company announced that these studies demonstrated that ENT-103, when delivered by injection, exhibited analgesic (pain suppressing) activity for acute and neurogenic pain. By comparison, lidocaine, a widely used anesthetic, was effective only on acute pain and its analgesic effects did not last as long as those exhibited by ENT-103. These studies also demonstrated that ENT-103, when formulated with a third-party excipient and administered topically, reduced the severity of pain in a dose-dependent fashion comparable to EMLA®, an FDA-approved topical anesthetic.

In July 2004, we completed the initial phase in the selection of a topical formulation of ENT-103 to be used in human clinical studies. Dow Pharmaceutical Sciences (DPS) conducted in vitro studies to evaluate the absorption rate of ENT-103 into and through human skin when incorporated with a variety of prototype formulations. Through these studies, we identified several formulations that significantly improve ENT-103 delivery into human skin and penetration of ENT-103 through the skin. The DPS studies were conducted using procedures described in the FDA and AAPS Report of the Workshop on Principles and Practices of In Vitro Percutaneous Penetration Studies: Relevance to Bioavailability and Bioequivalence. The DPS studies concluded that ENT-103 offers a promising drug candidate for topical product delivery when formulated with approved topical formulation enhancers. In September 2004, we completed the second phase in the development and selection of the ENT-103 formulation for use in future human clinical trials. The second series of studies by DPS tested selected formulations developed in phase one and evaluated different concentrations of ENT-103 to further refine the formulation to be carried forward into human clinical trials.

We then engaged Dr. Joel L. Zatz, Professor of Pharmaceutics at Rutgers University, to review the results of both DPS studies as well as the results of the animal studies of ENT-103 previously conducted at the University of Miami. In October 2004, Dr. Zatz, a topical formulation expert, concluded that the percutaneous studies performed at DPS supported the continued development of ENT-103 as a topical product. Dr. Zatz reported that all three studies reviewed indicated that ENT-103, when injected locally, is capable of exerting a meaningful analgesic effect. He also found that the studies indicated that it is possible to deliver significant quantities of ENT-103 through the skin to the underlying tissues, which represent the target area for this compound. Dr. Zatz concluded that Entropin is justified in pursuing further development of a product containing ENT-103.

In November 2004, Dr. Jacqueline Sagen, Professor of Neurosurgery at University of Miami School of Medicine’s Miami Project to Cure Paralysis, and her colleagues presented the results of their preclinical testing of Entropin’s drug candidate, ENT-103, in the formalin model for neurogenic inflammatory pain at the Society for Neuroscience conference held October 27, 2004 in San Diego. Their report stated that they had found a significant dose-related antinociceptive activity of ENT-103, which attenuated both phase 1 (acute pain) and phase 2 (tonic pain) of the formalin response when administered subcutaneously (under the skin) and concluded that these results indicate that the analgesic effects of ENT-103 are more robust and prolonged when compared with lidocaine.

The formalin test is a model of neurogenic (nervous system related) inflammation that consists of pharmacologically distinct phases. There is a reproducible biphasic response to an intraplantar (in the foot) injection of formalin consisting of an early acute or phasic interval (Phase 1, 0-5 min), followed by a quiescent period (5-15 min), and then a prolonged tonic phase (Phase 2, from approximately 20-45 min). The initial phase is thought to reflect acute pain responses due to the direct activation of nociceptors (pain receptors), while the second phase is thought to reflect tonic pain which may involve central neuroplastic mechanisms, including activation of spinal NMDA receptors, and may reflect a progression to chronic pain. Local anesthetics, notably lidocaine and quarternized derivatives, have been reported to reduce formalin pain responses following local intraplantar injections.

The goal of Dr. Sagen’s formalin studies, which were conducted from September 2003 to January 2004, was to evaluate effective dose ranges and local routes of administration of ENT-103 in reducing neurogenic inflammatory pain. And although topical administration did not reduce pain responses at statistically significant levels in the Miami studies, ENT-103 did show a trend in increasing effectiveness at higher dose rates. Based on these results, we turned our focus to determining whether increasing ENT-103 absorption at the site of inflammation may result in more robust suppression of inflammatory pain. Our next step, currently in process, is testing the newly developed topical formulation of ENT-103 from DPS in Dr. Sagen’s formalin model to expand our understanding of the pharmacology of ENT-103. However, our available funds are not sufficient to allow us to pursue any further development of ENT-103 at this time. If we are unable to immediately obtain significant additional funds to support our operations, we will be forced to cease our operations prior to the end of the second quarter of 2005.

Related Products

Our research has not only led to the discovery of ENT-103, but also to the discovery of potential new therapeutic compounds using our proprietary Structural Activity Relationship, or SAR, technology. We believe that this technology could allow us to develop new pharmaceutical compounds by treating compounds like building blocks. By combining different compounds in novel ways, new products can be developed that are safer and more effective. For example, minor chemical modifications have produced new non-steroidal anti-inflammatory compounds that have fewer gastrointestinal side effects than the existing base product currently on the market.

Two of Entropin’s issued patents describe the SAR technology that forms the basis for systematically developing New Chemical Entities, or NCEs, which may expand our product pipeline. These NCEs have the potential for different safety and efficacy profiles, as well as the potential for treating new and different disease indications as compared to ENT-103. The following table identifies existing drugs currently on the market that we believe can be combined with ENT-103 to form an NCE. We expect that the resulting NCEs will combine the pain killing properties of ENT-103 with each of these well-known anti-inflammatory compounds, resulting in potentially more potent anti-inflammatory/analgesic products.

Generic Compound Name	Trade Name
Acetylsalicylic acid	Aspirin
Ibuprofen	Advil
Piroxicam	Feldene
Naproxen	Naprosyn
Indomethacin	Indocin
Fenoprofen	Nalfon
Acetaminophen	Excedrin
Mefenamic acid	Ponstel

We have no commercial relationships with the companies that currently market these products under the trade names identified above. Although we have not commenced any preclinical or clinical trials testing the safety or efficacy of these NCEs, we believe that the clinical properties of the component parts will not be adversely affected by combining the generic anti-inflammatory / analgesic product with ENT-103. Because all of these compounds are generic and are not protected by third party patents, we believe we could produce and market ENT-103 variants of these compounds without any need for third party consents or licenses.

Scientific Overview

When BME (cocaine) is mixed with a pharmaceutical solvent called propylene glycol and heated under defined conditions, the addictive potential of the BME is essentially eliminated. In our clinical studies using the Esterom solution prepared in this manner, there was no evidence of any of the physiological effects associated with the use of BME.

Our preclinical studies have shown that the removal of the chemical structure called methyl from benzoylMETHYLecgonine and the substitution of a propylene structure to give HYDROXYPROPYLbenzoylecgonine, results in the generation of a potent anesthetic/analgesic. As noted above, both our clinical studies with Esterom solution and a study performed by our collaborators at Research Triangle Institute indicate that little, if any, HYDROXYPROPYLbenzoylecgonine is likely to pass into the brain.

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

In February 2003, we met with our key scientific advisors to review the progress of the preclinical studies being performed at Harvard Medical School and the University of Arizona. These preclinical studies indicate that ENT-103 performs as an active pain reliever in preclinical models for post-incisional pain and neuropathic pain. Demonstrating preclinical pharmacology is the essential first step in the development of a drug and the data reviewed at this meeting continues to support the activity of ENT-103 as a potential new pain therapeutic. In the studies at Harvard and the University of Miami, side effects observed in animals injected with ENT-103 included skin irritation and hyperalgesia (pain sensitivity). The key scientific observations from our review of these preclinical studies include:

•	ENT-103 is effective in acute pain states;

•	ENT-103 is effective against the consequences of acute inflammatory pain;

•	ENT-103 is effective against experimental neuropathic pain; and

•	ENT-103 suppresses the abnormal pain to tactile stimulation that occurs after an incision.

Preclinical research conducted at the University of Arizona evaluated the effects of ENT-103 in three pain models: (1) acute pain representative of post-operative pain; (2) pain associated with acute and chronic inflammatory pain; and (3) neuropathic pain. This preclinical research indicates that ENT-103 is an active compound that is effective in acute pain states, acute inflammatory pain, and neuropathic pain, but does not alter chronic inflammatory pain at the dose tested. Assuming the use of a delivery system that will effectively deliver the drug to the site of action, ENT-103 has demonstrated preclinical efficacy in the treatment of pain.

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

Product Development Status

As discussed above, our current resources are not sufficient to allow us to complete the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA, or to commence human clinical trials for ENT-103. Prior to submitting an IND application, we need to complete additional preclinical testing on ENT-103, including an additional assessment of pharmacologic activity, assessment of cardiotoxic and neurotoxic potential, as well as other potential toxicology studies required by the FDA, and studies to address the absorption, distribution, metabolism and elimination of ENT-103 in a variety of formulations. See, “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock—If we fail to obtain regulatory approval to commercialize ENT-103, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell ENT-103 and generate revenue.”

Production Process

The ENT series of compounds are manufactured from a readily available source, pharmaceutical-grade cocaine. We obtain the starting material from our manufacturing partner, Macfarlan Smith of Edinburgh, Scotland. Macfarlan Smith is a 100+-year-old company recognized as one of the premier active pharmaceutical ingredient manufacturers and they are regarded as particularly expert at the production of controlled substances. We believe that we would be able to obtain, on commercially reasonable terms, adequate supplies of the ENT series compounds from another supplier if there was any significant disruption of our supply relationship with Macfarlan Smith. See, “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock—We are dependent on contract manufacturers for the production of ENT-103 and our failure to obtain or retain these contract manufacturers would negatively impact our business and results of operations.”

The production process, for which we have filed a manufacturing patent, is a simple, straightforward three-step process that typically has yields in excess of 95%. We have also prepared the free-base form and several salts of ENT-103 that facilitate the development of various potential delivery forms of ENT-103, such as a topical and/or injectable form of the drug.

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

There are two major classes of compounds to treat pain: non-steroidal anti-inflammatory drugs (NSAIDs) and narcotics. According to Frontline, these two classes of pain relievers had sales of more than $10 billion in the U.S. alone in 2000. These drugs, however, often have significant side effects associated with their use. A new product for the treatment of pain that does not have the associated side effects, or less severe side effects, could be expected to capture a significant segment of this very large market.

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

The PhRMA “2003 Survey: Medicines In Development For Older Americans” lists 29 products in various stages of development for the treatment of pain. The products under development include new chemical entities, as well as extensions of existing products. The existing products that we would principally compete with today include injectable pain relievers based on lidocaine and bupivacaine that are marketed under various trade names by AstraZeneca, Endo Pharmaceuticals and Abbott Laboratories, among others, a topical pain reliever based on lidocaine and prilocaine marketed by AstraZeneca, and a topical lidocaine patch marketed by Endo Pharmaceuticals. Based on the preclinical studies we have conducted to date, we believe that ENT-103 may have a competitive advantage over these existing products in that ENT-103 has demonstrated both anesthetic and analgesic properties and appears to act longer and more quickly than lidocaine-based products. However, ENT-103 may exhibit side effects in clinical trials, including toxicity to humans, and, because ENT-103 is derived from cocaine and thus is a Schedule II drug that is subject to stricter regulatory control, we believe that ENT-103 will not be available without a prescription and may trigger false positive results in drug tests, both of which are competitive disadvantages. Because we have only undertaken limited preclinical development efforts to date for ENT-103, our understanding of the competitive advantages and disadvantages of the compound may change and competitors may develop new products that reduce the potential market for ENT-103.

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

As described in our patent portfolio table set forth below, we currently hold 67 issued and pending patent applications worldwide, including 8 issued U.S. patents and 37 issued foreign patents; we have four patents pending in the U.S. The expiration dates for our key patents range from 2012 to 2016. Four non-key patents, which related to the use of Esterom solution for the treatment of rheumatoid arthritis, expired in 2004. The reduction in total and foreign issued patents from our prior period largely reflects our decision to abandon a number of foreign patents covering covalently coupled benzoylecgonine, ecgonine and ecgonidine derivatives.

Patents and Patent Applications	United States		Foreign
Description	Issued	Pending	Issued	Pending
Novel Benzoylecgonine, Ecgonine and Ecgonidine Derivatives	3	—	30	—
Covalently Coupled Benzoylecgonine, Ecgonine and Ecgonidine Derivatives	4	—	7	2
Methods For Producing 1,2-Hydroxyalkyl Tropane Esters (Esterom)	1	—	—	5
Methods for Producing Hydroxyalkyl Tropane Esters	—	1	—	9
Novel 1,3-Propanediol Tropane Esters and Related Compounds	—	1	—	2
Topical Formulations of Tropanes	—	1	—	—

TOTALS	8	4	37	18

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

In September 2004, our patent, U.S. 6,790,857, entitled, “Novel Benzoylecgonine Compositions and Methods for Producing Them,” was issued by the United States Patent and Trademark Office. The patent claims define a method for the manufacture of a family of chemical structures built around the chemical building blocks, benzoylecgonine, ecgonine and ecgonidine. We believe this patent is important because it covers the manufacturing method we use to produce the active ingredient in our product and expands our patent portfolio.

Also in September 2004, we filed a provisional U.S. patent application describing and claiming topical formulations of ENT-102, ENT-103 and related chemical entities. The resulting patent (if issued) may extend our patent protection for these topical formulations until 2025.

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

We have employed this virtual outsourcing business model since the late eighties. This model has effectively kept costs low and allowed us to maximize our limited resources. We believe outsourcing allows us to secure the most qualified individuals and institutions without encumbering us with heavy fixed costs. By employing this business model, we believe that we can more effectively control the cost of bringing a drug to market. It is estimated that major pharmaceutical companies spend more than $800 million dollars to secure FDA approval and bring a new product to market. We estimate we can bring ENT-103 to market for less than $100 million, assuming that the compound proves to be safe and effective in clinical trials.

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

Party	Relationship
Macfarlan Smith	Macfarlan Smith, a wholly owned subsidiary of Johnson Matthey plc, manufactures active pharmaceutical ingredients and initially manufactured the Esterom solution used in our clinical trials. Their scientists also developed a method for manufacturing scale-up of ENT-103.

RTI International	RTI International, a research institute affiliated with Research Triangle Park (a collaboration among North Carolina State University, Duke University and the University of North Carolina at Chapel Hill), prepared as analytical reference standards each of the components in the Esterom solution, providing us with the tool to determine the active ingredient and proceed with the development of ENT-103. We expect that we will continue to collaborate with researchers at RTI on the development of additional compounds using SAR technology.

Brigham & Women’s Hospital, Harvard Medical School	In 2001, we entered into collaboration with Gary Strichartz, Ph.D., Professor of Anesthesiology and Director of the Pain Research Center to study the effects of Esterom Solution and its components in various preclinical pain models. Through this work we identified ENT-102/103 as the active component. We expect that we will continue to collaborate with researchers at Harvard Medical School on future development of ENT-103.

University of Arizona School of Medicine	To expand and corroborate the work done by Dr. Strichartz, we entered into collaboration with Frank Porreca, Ph.D., Professor of Pharmacology, University of Arizona School of Medicine to evaluate the effects of Esterom and its various components in preclinical models of inflammatory and neuropathic pain. We expect that we will continue to collaborate with researchers at the University of Arizona School of Medicine on the future development of ENT-103.

The Miami Project to Cure Paralysis, University of Miami School of Medicine	We have commenced additional preclinical pharmacology and the evaluation of new formulations of ENT-103 in collaboration with Jacqueline Sagen, Ph.D., Professor of Neurological Surgery. Dr. Sagen has tested injectable and topical formulations of ENT-103 in an inflammatory neurogenic pain model. We expect that we will continue to collaborate with researchers at the University of Miami School of Medicine on the future development of ENT-103.

Dow Pharmaceutical Sciences	We have entered into an arrangement with a specialty pharmaceutical company pursuant to which we have combined ENT-103 with various excipients to develop a topical formulation to be used in future human trials. We expect that we will continue to collaborate with the researchers at Dow Pharmaceutical Sciences as needed in the future.

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

Employees

We have two full-time executive officers, Thomas G. Tachovsky, President and Chief Executive Officer and Patricia G. Kriss, Chief Financial Officer, Vice President of Finance and Administration, and Secretary/Treasurer, and one full-time administrative employee. Our executive management team is augmented by Higgins D. Bailey, Chairman of the Board, and Joseph R. Ianelli, Vice Chairman of the Board. The Chairman of the Board receives a cash salary and stock options and the other members of our Board of Directors, including the Vice Chairman, are compensated with stock options.

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

We need to raise additional funds immediately to support our operations. If we are unable to raise these funds, we will be forced to cease our operations.

We have an immediate need to raise additional funds to continue our operations. As of December 31, 2004, we had total current assets of $1,717,611. Our available funds are not sufficient to allow us to begin any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. We also intend to seek additional funding from corporate partnerships or licensing arrangements or through public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to obtain significant additional funds to support our operations, we will need to cease our operations prior to the end of the second quarter of 2005, and you may lose your entire investment in our company.

We expect the development of ENT-103 (topical and injectable formulations) and the FDA approval process will cost at least $45 million beyond our total expenditures to date and will take at least an additional four to five years. Our future funding requirements will depend on many factors, including:

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

It is possible that our actual expenditures could exceed our estimates. In addition, any significant delay in the completion of preclinical studies could significantly harm our prospects

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103. From our inception through December 31, 2004, we have incurred cumulative net losses applicable to common stockholders of $35.7 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all, and we may never achieve profitable operations.

If we fail to obtain regulatory approval to commercialize ENT-103, or if approval is delayed, it will increase the cost of development, and will likely prevent or delay our ability to sell ENT-103 and generate revenue.

Our sole current drug candidate, ENT-103, has undergone only limited preclinical development and we cannot complete any further development of ENT-103 given our limited resources. Furthermore, even if we obtain additional funds, we can give no assurances as to the results of or the time to complete the preclinical studies required to commence clinical studies. We have not yet filed an application to commence human clinical trials, known as an Investigational New Drug, or IND, application, nor have we requested or received regulatory approval from the FDA for marketing products containing ENT-103. Neither ENT-103 nor any other products that may result from our research and development programs are expected to be commercially available for several years, if at all. Any delay in the timing of the preclinical studies will adversely affect our ability to complete the necessary clinical trials, which could significantly harm our prospects.

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

The securities lawsuits filed against the Company and two of its directors are diverting the Company’s resources and attention, and if the Company is required to continue to defend against these lawsuits, its business and financial condition will continue to be harmed.

We are currently defending two securities lawsuits: one filed in the Superior Court of the State of California (hereinafter, the “State Action”) and the other in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The allegations in the Federal Action are similar to the allegations made by the plaintiffs in the State Action. The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal with the Superior Court on August 24, 2004. The plaintiffs’ opening brief is due on or before April 8, 2005. Upon receipt of the plaintiffs’ brief, we will submit a responsive brief requesting that the Superior Court’s earlier dismissal ruling in this action is upheld.

In the Federal Action, we filed a motion for summary judgment on March 7, 2005. The plaintiffs’ opposition brief is due on March 28, 2005, and the hearing date for our summary judgment motion is scheduled for April 11, 2005. We are also attempting to schedule a mediation conference with the plaintiffs.

We have recently learned that a complaint has been filed in the District Court for the State of Colorado against Entropin, two of its directors and an underwriter that participated in the Company’s offering in February 2000. The complaint contends that Colorado securities laws have been violated and consists of allegations that are similar to those alleged in the federal and California state court actions discussed above. We have not yet been served with this complaint.

There is no guarantee that we will be successful in opposing the plaintiffs’ appeal in the State Action, or that the U.S. District Court will grant our motion for summary judgment in the Federal Action. If we are unsuccessful in one or both of these actions, we will need to continue to divert resources and attention away from the development of ENT-103 and the other operations of the Company. Moreover, the existence of the lawsuits, irrespective of the merits, makes it more difficult for us to complete any transaction that will allow us to raise the additional funds needed to support our continued operations.

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

Our Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. Our stockholders approved the proposal to increase the number authorized shares of common stock at a special meeting held on November 19, 2004. The approval of this proposal by the Company’s stockholders provides the Board of Directors with a significant number of additional shares of common stock to issue in fund raising activities and for other corporate purposes. Our Certificate of Incorporation also provides for the issuance of up to 10,000,000 shares of preferred stock. The issuance of these additional shares of common stock and/or preferred stock will have a dilutive effect on the equity and voting power of the existing holders of our common stock. It may also adversely affect the market price of our common stock. As of December 31, 2004, there were 30,645,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We sublease 800 square feet of office space in Indio, California from one of our principal stockholders, Thomas T. Anderson, for a monthly rent of $800 on a month-to-month basis. We believe this lease is at or below market prices for comparable office space. We believe that this space is adequate for our current and identified future needs.

ITEM 3. LEGAL PROCEEDINGS.

We are currently defending two securities lawsuits: one filed in the Superior Court of the State of California (hereinafter, the “State Action”) and the other in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The allegations in the Federal Action are similar to the allegations made by the plaintiffs in the State Action. The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal with the Superior Court on August 24, 2004. The plaintiffs’ opening brief is due on or before April 8, 2005. Upon receipt of the plaintiffs’ brief, we will file an opposing brief requesting that the Superior Court’s earlier dismissal ruling in this action is upheld.

In the Federal Action, we filed a motion for summary judgment on March 7, 2005. The plaintiffs’ opposition brief is due on March 28, 2005, and the hearing date for our summary judgment motion is set for April 11, 2005. We are also attempting to schedule a mediation conference with the plaintiffs.

We have recently learned that a complaint has been filed in the District Court for the State of Colorado against Entropin, two of its directors and an underwriter that participated in the Company’s offering in February 2000. The complaint contends that Colorado securities laws have been violated and consists of allegations that are similar to those alleged in the federal and California state court actions discussed above. We have not yet been served with this complaint.

There is no guarantee that we will be successful in opposing the plaintiffs’ appeal in the State Action, or that the U.S. District Court will grant our motion for summary judgment in the Federal Action. If we are unsuccessful in one or both of these actions, we will need to continue to divert resources and attention away from the development of ENT-103 and the other operations of the Company. Moreover, the existence of the lawsuits, irrespective of the merits, makes it more difficult for us to complete any transaction that will allow us to raise the additional funds needed to support our continued operations.

As of the date of this report, we are not party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of our stockholders was held in San Diego, California on November 19, 2004. At this meeting, the stockholders were asked to consider and approve a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 200,000,000 shares. 25,936,971 shares voted for the proposal, 2,695,579 against, and 42,303 abstained.

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

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

Year ended December 31, 2003	High	Low
First Quarter	$0.92	$0.25
Second Quarter	$1.10	$0.33
Third Quarter	$0.80	$0.45
Fourth Quarter	$0.45	$0.20

Year ending December 31, 2004	High	Low
First Quarter	$0.32	$0.20
Second Quarter	$0.25	$0.15
Third Quarter	$0.19	$0.11
Fourth Quarter	$0.14	$0.08

On March 28, 2005, the closing price of our common stock on the OTC Bulletin Board was $0.15 per share.

Stockholders and Warrantholders

As of March 28, 2005, approximately 418 holders of record owned approximately 4,540,000 shares of our common stock with the remaining shares held in street name through registered brokers. As of March 28, 2005, five holders of record owned approximately 3,210,487 shares of our Series A’ preferred stock. As of March 28, 2005, three holders of record owned warrants to purchase a total of 1,219,000 shares of our common stock.

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

I.

In 2004, the Registrant issued a warrant to acquire 1,000,000 shares of the Registrant’s common stock to Navidec Financial Services, Inc., a consulting organization retained to provide business and financial advisory services to the Registrant. The warrant vested and became exercisable with respect to 500,000 of the underlying shares on January 31, 2004 and the remaining 500,000 shares vested on March 31, 2004. The warrant is exercisable at a price of $0.25 per share until its expiration on January 28, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The fair value of the warrant was estimated at $152,600 on the date of grant using the Black-Scholes option-pricing model. The fair value of the warrant was charged to general and administrative expense. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant will be impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

II.

In 2004, the Registrant issued a warrant to acquire 119,000 shares of the Registrant’s common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009. The warrant contains a cashless exercise provision and provides certain registration rights to the holder. The fair value of the warrant, as determined using the Black-Scholes valuation method, was treated as additional cost of the Company’s common stock offering and charged to paid-in capital. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of approximately $19,500. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant will be impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

III.

In 2004, the Registrant provided stock option agreements to each of its non-salaried directors to purchase 1,666.67 shares of its common stock for each month of service as a director from January 1, 2000 through December 31, 2004. Option grants to acquire an aggregate of 381,667 shares of common stock for services provided prior to January 1, 2004, were fully vested at the grant date. Option grants to acquire an aggregate of 101,667 shares of common stock for services provided during 2004, vested ratably on a monthly basis commencing January 1, 2004 through December 31, 2004. All vested options are exercisable at $0.20 per share until the earlier of May 1, 2014, or the close of business on the five year anniversary of the date the recipient ceases to provide services to the Registrant. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

IV.

In 2004, the Registrant provided a stock option agreement to purchase 789,800 shares of common stock to its president and chief operating officer for services provided to the Registrant, exercisable at $0.20 per share until the earlier of May 1, 2014, or the close of business on the five year anniversary of the date the recipient ceases to provide services to the Registrant. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

V.

In 2004, the Registrant provided a stock option agreement to purchase 394,875 shares of common stock to its vice president and chief financial officer for services provided to the Registrant, at an exercisable at $0.20 per share until the earlier of May 1, 2014, or the close of business on the five year anniversary of the date the recipient ceases to provide services to the Registrant. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

VI.

In 2004, the Registrant provided stock option agreements to purchase 120,000 and 90,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Registrant from January 1, 2001 through December 31, 2003. The options are fully vested and exercisable at $0.20 per share until May 1, 2014, or the close of business on the five year anniversary of the date the recipient ceases to provide services to the Registrant. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

VII.

In 2004, the Registrant provided stock option agreements to purchase 40,000 and 30,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Registrant during 2004. These options vest ratably on a monthly basis commencing January 1, 2004, through the earlier of December 31, 2004, or the termination of the recipient’s term as a Chairman or Vice Chairman and, once vested, are exercisable at $0.20 per share until May 1, 2014, or the close of business on the five year anniversary of the date the recipient ceases to provide services to the Registrant. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

VIII.

In 2004, the Registrant provided a stock option agreement to purchase 125,000 shares of common stock to its Chairman for services provided to the Registrant, exercisable at $.20 per share until the earlier of May 1, 2014, or the close of business on the five year anniversary of the date the recipient ceases to provide services to the Registrant. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

IX.

In 2004, the Registrant provided a stock option agreement to purchase 5,000 shares of common stock to its Assistant Vice President services provided to the Registrant, exercisable at $.20 per share until the earlier of May 1, 2014, or the close of business on the five year anniversary of the date the recipient ceases to provide services to the Registrant. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

X.

In 2004, the Registrant agreed to grant a stock option to purchase up to 550,000 shares of common stock to its President and Chief Executive Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Registrant. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from the grant date. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

XI.

In 2004, the Registrant agreed to grant a stock option to purchase up to 195,000 shares of common stock to its Vice President and Chief Financial Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the

Registrant. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from the grant date. The issuance of the options was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The option certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

XII.

In 2004, the Registrant issued a warrant to acquire 100,000 shares of its common stock to Barry Kaplan Associates, a consulting organization retained to provide public relations services. The warrant is exercisable at a price of $0.22 per share until its expiration on June 18, 2009. The fair value of the warrant was estimated at $10,300 on the date of grant using the Black-Scholes option-pricing model. The fair value of the warrant was charged to general and administrative expense. The issuance of the warrant was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the sale and no commissions were paid. The warrant certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

XIII.

In 2004, the Registrant issued 50,000 shares of its common stock to Broadstreet Marketing, Inc., a marketing organization retained to conduct a financial markets exposure program. The issuance of the stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the transaction and no commissions were paid. The $5,500 fair value of the common stock was charged to general and administrative expense. The stock certificate was impressed with a restrictive legend advising that the shares represented by the certificate may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)	—	$—	314,269
Equity Compensation Plans not Approved by Security Holders (2)	3,217,294	1.28	—

Total	3,217,294	$1.28	314,269

(1)	Consists solely of the 1998 Compensatory Stock Plan.
(2)	Consists of option grants to officers, directors and employees pursuant to individual non-qualified stock option agreements. These option grants have exercise prices ranging from $0.20 per share to $6.00 per share. Each option generally vests in installments over the optionee’s period of service, although some options vest upon the achievement of certain milestones related to the development of our products and some options are fully vested on the date of grant. The options will vest on an accelerated basis in the case of any merger or consolidation of the Company with or into another corporation or any other type of reorganization which results in a change of control whereby the Company’s board of directors prior to the reorganization represents less than a majority of the Company’s board of directors after the reorganization. Each option generally has a maximum term of five to ten years. In addition, upon the death of an optionee, any options that the optionee was entitled to exercise on the date of death will be exercisable until the stated expiration date of the optionee’s option by the person or persons to whom the optionee’s rights pass under a will or by the laws of descent and distribution. All of the options are non-statutory options under the Federal tax laws.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials on our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of December 31, 2004, our accumulated deficit was approximately $35.7 million.

We have an immediate need to raise additional funds to continue our operations. As of December 31, 2004, we had total current assets of $1,717,611. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. If we are unable to immediately obtain significant additional funds to support our operations, we will be forced to cease our operations prior to the end of the second quarter of 2005, and our existing stockholders may lose their entire investment in the Company.

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

The following table provides certain information regarding our research and development expenditures for ENT-103 and its predecessor compound (ENT-102) during fiscal years 2003 and 2004.

	Fiscal years
	2003	2004
Research and development expenditures	$723,218	$496,017

Our current resources are not sufficient to complete the required preclinical testing nor to begin or complete a Phase I clinical trial for ENT-103. Assuming that we can raise funds to support our operations and our clinical trials are successful and we do not experience unexpected delays, we estimate that it will take at least an additional four to five years to complete the preclinical and clinical development and testing of ENT-103 so that it can be commercialized. Any significant delays in our preclinical development, clinical trials or regulatory approval will affect our ability to generate revenue and may harm our ability to continue to raise the capital needed to complete the commercialization of ENT-103. We estimate that an additional $45 million will be required to complete development and FDA approval of ENT-103. These expenditures primarily represent research, clinical trials and general and administrative costs. As of December 31, 2004, we have spent a total of approximately $35.7 million developing ENT-103 and its predecessor products, ENT-102 and Esterom solution.

Plan of Operation

We have an immediate need to raise additional funds to continue our operations. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. We also intend to seek additional funding from corporate partnerships or licensing arrangements or through public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to obtain the significant additional funds to support our operations, we will need to cease our operations prior to the end of the second quarter of 2005.

Results of Operations

Year ended December 31, 2004, compared to year ended December 31, 2003.

The net loss for the year 2004 was approximately $3.0 million, or $0.11 per basic and diluted share on approximately 27.6 million weighted average shares outstanding. In comparison, the net loss for the year 2003 was approximately $3.3 million, or $0.31 per share on approximately 10.7 million weighted average shares outstanding.

Total research and development expenses were approximately $496,000 for 2004, as compared to approximately $723,000 for 2003. The decrease in research and development expenses during 2004 compared with 2003 primarily reflects the additional cost of the mechanism of action studies and other costly preclinical studies that were conducted in 2003 and not repeated in 2004.

Total general and administrative expenses were approximately $2.5 million for 2004, as compared to approximately $2.4 million for 2003. Although total general and administrative expenses were approximately equal for 2004 and 2003, the composition of these expenses differed. The 2004 expenses included a non-cash charge of approximately $553,000 related to the issuance of stock options, compared to the 2003 expenses included higher legal fees attributable to the class action suit filed against the Company in early 2003.

Our interest income was approximately $19,500 in 2004, as compared to approximately $22,900 in 2003. This decrease reflects lower balances for cash, cash equivalents and short-term investments during 2004.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through December 31, 2004, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of December 31, 2004, our working capital was approximately $1.7 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

Net cash used in operating activities was approximately $2.5 million during fiscal 2004, compared with approximately $2.7 million during fiscal 2003. The cash used in operations was primarily related to funding clinical trials, conducting mechanism of action studies, expanding research and development activities and maintaining our administrative infrastructure. As of December 31, 2004, our principal source of liquidity was approximately $1.7 million in cash and short-term investments. We have an immediate need to raise additional funds to continue our operations. There can be no assurance that such additional capital will be available on a timely basis or on terms acceptable to us, if at all. If we are unable to obtain the significant additional funds to support our operations, we will need to cease our operations prior to the end of the second quarter of 2005.

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

Recent Accounting Pronouncements

In June 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on our results of operations or financial position.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements are set forth on pages F-1 to F-21 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 17, 2004, we notified Deloitte & Touche LLP (“D&T”) of its dismissal in connection with our decision to engage new auditors as the Company’s independent registered public accounting firm. On that date, we appointed Causey Demgen & Moore Inc. (“CDM”) for the fiscal year ending December 31, 2004 as our new independent registered public accounting firm. The decision to engage CDM was made by the Audit Committee on November 17, 2004. The appointment was effective as of such date.

The reports of D&T on our financial statements for the years ended December 31, 2002 and 2003 did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. However, D&T’s reports for the years ended December 31, 2002 and 2003 included an explanatory paragraph noting our recurring losses from operations and our requirement for additional funding, which raised substantial doubt about our ability to continue as a going concern.

In connection with its audits of our financial statements for the years ended December 31, 2002 and 2003, and during the interim period through November 17, 2004, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of D&T, would have caused it to make reference thereto in its reports. There were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During our two most recent fiscal years and the period from the end of the most recent fiscal year to the date of appointment of CDM, neither we nor anyone acting on our behalf consulted with CDM with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2005, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2005, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2005, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2005, and is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)	Exhibits Required by Item 601 of Regulation S-B.

Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Exhibit Number	Description
2.1	Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation (1)

3.1	Certificate of Incorporation of Entropin, Inc., a Delaware corporation (2)

3.2	Bylaws of Entropin, Inc., a Delaware corporation (2)

3.3	Certificate of Designations of Series A’ Preferred Stock of Entropin, Inc. (3)

3.4	Certificate of Amendment to Certificate of Incorporation (4)

4.1	Form of Common Stock Purchase Warrant (5)

4.2	Warrant for Common Stock issued to Navidec Financial Services, Inc. (6)

10.1	Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (7)

10.2	Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson (8)

10.3	1998 Compensatory Stock Plan (9)

10.4	Employment Agreement, dated December 1, 1999, between Entropin, Inc. and Thomas Tachovsky. (10)

10.5	Amended and Restated Investment Banking Agreement, dated December 11, 2003, between Entropin, Inc. and InvestLinc Securities, LLC. (10)

10.6	Form of Indemnification Agreement for the officers and directors (11)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financing Officer

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the like numbered exhibit filed with the Registrant’s quarterly report on Form 10-QSB on August 14, 2002.

(2)	Incorporated by reference from the like numbered exhibits as filed with the Registrant’s Current Report on Form 8-K on June 26, 2002.
(3)	Incorporated by reference from the like numbered exhibit as filed with the Registrant’s annual report on Form 10-KSB/A on April 30, 2003.
(4)	Incorporated by reference from Exhibit A filed with the Registrant’s Proxy Statement on October 1, 2004.
(5)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-11308, on March 15, 2000.
(6)	Incorporated by reference from the exhibit as filed with the Registrant’s annual report on Form 10-KSB on March 30, 2004.
(7)	Incorporated by reference from the exhibit filed with the Registrant’s Current Report on Form 8-K, as amended, on January 15, 1998.
(8)	Incorporated by reference from the exhibit filed with the Registrant’s Annual Report on Form 10-KSB, on April 15, 1998, as amended.
(9)	Incorporated by reference from exhibit filed with the Registrant’s Registration Statement on Form S-8 on December 30, 1998.
(10)	Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-110159, on December 17, 2003.
(11)	Incorporated by reference from Exhibit 10.1 as filed with the Registrant’s Current Report on Form 8-K filed on September 17, 2004.

(b) Reports on Form 8 K.

On October 27, 2004, we furnished on Form 8-K a copy of our press release announcing (under Item 5.02) the appointment of David M. Chapman to our Board of Directors.

On November 22, 2004, we furnished a report on Form 8-K announcing (under Item 4.01) dismissal of Deloitte & Touche LLP in connection with the engagement of new auditors, Causey Demgen & Moore Inc. as our independent registered public accounting firm, for the fiscal year ending December 31, 2004.

On November 27, 2004, we furnished a report on Form 8-K announcing (under Item 3.03) a filing of our Certificate of Amendment to Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of our authorized shares of common stock from 50,000,000 to 200,000,000 shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 28, 2005, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2005	ENTROPIN, INC.

	By:	/s/ HIGGINS D. BAILEY
Higgins D. Bailey, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ HIGGINS D. BAILEY, ED.D. Higgins D. Bailey, Ed.D.	Chairman of the Board	March 28, 2005

/s/ THOMAS G. TACHOVSKY, PH.D. Thomas G. Tachovsky, Ph.D.	President, Director and Chief Executive Officer	March 28, 2005

/s/ PATRICIA G. KRISS Patricia G. Kriss	Chief Financial Officer, Vice President of Finance and Administration, Secretary/Treasurer and (Principal Financial and Accounting Officer)	March 28, 2005

/s/ RANDALL L. CARPENTER, M.D. Randall L. Carpenter, M.D.	Director	March 28, 2005

/s/ JOSEPH R. IANELLI Joseph R. Ianelli	Director	March 28, 2005

/s/ PAUL V. MAIER Paul V. Maier	Director	March 28, 2005

/s/ BRUCE R. MANNING Bruce R. Manning	Director	March 28, 2005

/s/ DAVID M. CHAPMAN David M. Chapman	Director	March 28, 2005

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2003 and 2004	F-4

Statements of Operations for the Years Ended December 31, 2003 and 2004 and for the Period from August 27, 1984 (Inception) Through December 31, 2004	F-5

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003 and 2004 and for the Period from August 27, 1984 (Inception) Through December 31, 2002	F-6

Statements of Cash Flows for the Years Ended December 31, 2003 and 2004 and for the Period from August 27, 1984 (Inception) Through December 31, 2004	F-9

Notes to Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entropin, Inc.

We have audited the accompanying balance sheets of Entropin, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and for the period from August 27, 1984 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements for the period from January 1, 2000 through December 31, 2003 were audited by other auditors whose report, dated March 8, 2004, included an explanatory paragraph relating to a going concern uncertainty as described in the last paragraph below. The financial statements for the period from January 1, 2000 through December 31, 2003 reflect a net loss applicable to common stockholders of $17,716,748 of the related total. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years then ended and for the period from August 27, 1984 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

CAUSEY DEMGEN & MOORE INC.

Denver, Colorado

March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entropin, Inc.

We have audited the accompanying balance sheet of Entropin, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and for the period from January 1, 2000 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2000 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP

San Diego, California

March 8, 2004

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2003 and 2004

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,032,343	$444,611
Short-term investments	—	1,273,000

Total current assets	1,032,343	1,717,611
Patent costs, less accumulated amortization of $200,944 (2003) and $252,143 (2004)	493,995	674,102
Property and equipment, net	6,226	1,906
Deferred offering costs	63,697	—

Total assets	$1,596,261	$2,393,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,456	$46,823
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, and 3,210,487 shares issued and outstanding, $1.00 per share redemption value	3,210,487	3,210,487
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,545,341 (2003) and 30,645,341 (2004) shares issued and outstanding	1,154	3,065
Additional paid-in capital	30,871,699	34,819,422
Deficit accumulated during the development stage	(32,695,535)	(35,686,178)

Total stockholders’ equity	1,387,805	2,346,796

Total liabilities and stockholders’ equity	$1,596,261	$2,393,619

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through December 31, 2004

	2003	2004	Inception through December 31, 2004
Costs and expenses:
Research and development	$723,218	$496,017	$15,912,813
General and administrative	2,418,286	2,514,088	19,824,740

Operating loss	(3,141,504)	(3,010,105)	(35,737,553)

Other income (expense):
Interest income	22,906	19,462	1,508,496
Interest expense	—	—	(242,811)
Series B preferred stock redemption conversion incentive	(126,310)	—	(126,310)

Total other income (expense), net	(103,404)	19,462	1,139,375

Net loss	(3,244,908)	(2,990,643)	(34,598,178)
Dividends applicable to Series B preferred stockholders	(35,039)	—	(1,103,184)

Net loss applicable to common stockholders	$(3,279,947)	$(2,990,643)	$(35,701,362)

Basic and diluted net loss per common share	$(.31)	$(.11)	$(4.86)

Weighted average common shares outstanding	10,695,000	27,614,000	7,344,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through December 31, 2002

	Common stock		Additional paid-in capital	Stock subscriptions	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount
Balance, August 27, 1984 (inception)	—	$—	$—	$—	$—	$—	$—
Cash contribution from stockholder	—	—	50,000	—	—	—	50,000
Cash received for common stock subscription	—	—	—	150,000	—	—	150,000
Stock contributions from stockholders	—	—	927,000	—	—	—	927,000
Shares issued pursuant to recapitalization	480,051	480	219,620	—	—	—	220,100
Shares issued pursuant to private placements	1,508,700	1,509	4,163,931	—	—	—	4,165,440
Shares and warrants issued pursuant to secondary offering	2,180,000	2,180	13,678,154	—	—	—	13,680,334
Conversion of promissory notes to common stock	100,831	100	201,560	—	—	—	201,660
Change in par value of common stock in connection with reincorporation in Delaware	—	(8,878)	8,878	—	—	—	—
Unearned stock compensation pursuant to issuance of common stock options	—	—	8,710,006	—	(8,710,006)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	8,637,527	—	8,637,527
Shares issued from exercise of common stock options and warrants	132,785	133	80,159	—	—	—	80,292
Common stock warrants canceled in exchange for cash	—	—	(330,000)	—	—	—	(330,000)
Shares issued for cash	1,252,802	1,253	303,747	(150,000)	—	—	155,000
Shares issued for services	4,073,418	4,067	334,303	—	—	—	338,370
Issuance of Series B preferred stock with a beneficial conversion feature	—	—	613,750	—	—	(613,750)	—
Shares issued for Series B preferred stock dividend	82,000	67	409,933	—	—	(410,000)	—
Conversion of Series B preferred stock to common stock	102,000	80	493,237	—	—	—	493,317
Accretion to mandatory redemption amount for Series B preferred stock	—	—	(63,113)	—	—	—	(63,113)
Net loss for the period from August 27, 1984 (inception) through December 31, 2002	—	—	—	—	—	(28,362,627)	(28,362,627)

	9,912,587	991	29,801,165	—	(72,479)	(29,386,377)	343,300

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through December 31, 2002

(Continued from preceding page)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in capital	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Conversion of Series A preferred stock to Series A’ preferred stock	3,210,487	3,210,487	—	—	—	—	—	3,210,487
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	230	72,479	—	72,709
Shares issued for services	—	—	356,000	36	147,324	—	—	147,360
Shares issued for costs incurred related to a planned issuance of common stock	—	—	28,571	3	19,997	—	—	20,000
Conversion of Series B preferred stock to common stock	—	—	1,235,333	123	843,169	—	—	843,292
Shares issued for Series B preferred stock dividend	—	—	12,850	1	64,249	—	(64,250)	—
Accretion to mandatory redemption amount for Series B preferred stock	—	—	—	—	(4,435)	—		(4,435)
Net loss for the year	—	—	—	—	—	—	(3,244,908)	(3,244,908)

Balance, December 31, 2003	3,210,487	3,210,487	11,545,341	1,154	30,871,699	—	(32,695,535)	1,387,805

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through December 31, 2002

(Continued from preceding page)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in capital	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Shares issued pursuant to secondary common stock offering	—	—	19,250,000	1,926	3,429,270	—	—	3,431,196
Shares issued for services	—	—	50,000	5	5,495	—	—	5,500
Stock compensation pursuant to the issuance of warrants	—	—	—	—	162,890	—	—	162,890
Repurchase of shares form secondary common stock offering	—	—	(200,000)	(20)	(39,980)	—	—	(40,000)
Unearned stock compensation pursuant to issuance of common stock options	—	—	—	—	390,048	(390,048)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	—	390,048	—	390,048
Net loss for the year	—	—	—	—	—	—	(2,990,643)	(2,990,643)

Balance, December 31, 2004	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$—	$(35,686,178)	$2,346,796

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through December 31, 2004

	2003	2004	Inception through December 31, 2004
Cash flows from operating activities:
Net loss	$(3,244,908)	$(2,990,643)	$(34,598,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,061	55,519	321,960
Series B preferred stock redemption conversion incentive	126,309	—	126,309
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	220,069	558,438	10,642,845
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease in accrued interest receivable	5,954	—	—
(Decrease) increase in accounts payable	146,006	(161,633)	254,520
Other	3,126	—	58,613

Net cash used in operating activities	(2,700,383)	(2,538,319)	(20,960,416)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	990,000	(1,273,000)	(1,273,000)
Patent costs	(120,429)	(231,306)	(926,245)
Purchase of property and equipment	—	—	(130,516)

Net cash provided by (used in) investing activities	869,571	(1,504,306)	(2,329,761)

Cash flows from financing activities:
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from issuance of common stock and warrants	—	3,494,893	21,732,261
Payments for deferred offering costs	(43,698)	—	—
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,677
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	—	(40,000)	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash (used in) provided by financing activities	(43,698)	3,454,893	23,734,788

Net (decrease) increase in cash and cash equivalents	(1,874,510)	(587,732)	444,611
Cash and cash equivalents at beginning of period	2,906,853	1,032,343	—

Cash and cash equivalents at end of period	$1,032,343	$444,611	$444,611

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003 and 2004

and for the Period from August 27, 1984 (Inception) Through December 31, 2004

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2003	2004	Inception through December 31, 2004
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through December 31, 2004, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through December 31, 2004, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the years ended December 31, 2003 and 2004, and the period from August 27, 1984 (inception) through December 31, 2004, the Company issued 12,850, none and 94,850 shares, respectively, of common stock at $5.00 per share as payment of accrued dividends on the Series B preferred stock.

During the years ended December 31, 2003 and 2004, and the period from August 27, 1984 (inception) through December 31, 2004, the Company issued 1,235,333, none and 1,337,333 shares of common stock totaling $843,292, none and $1,336,609, respectively, for conversion of shares of Series B preferred stock.

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

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at December 31, 2004 of $35,686,178. Management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that the Company will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. If the Company is unable to raise sufficient additional funds on a timely basis, or at all, it will be forced to cease its operations prior to the end of the second quarter of 2005.

Effective June 26, 2003, the Company’s common stock and warrants were delisted from the Nasdaq SmallCap Market for failure to comply with the $1.00 minimum bid price requirement. The Company’s common stock and warrants now trade on the OTC Bulletin Board under the symbols “ETOP” and “ETOPW,” respectively. Trading on the OTC Bulletin Board has resulted in a less liquid market available for existing and potential investors to trade shares of the Company’s common stock and warrants and could ultimately further depress the trading price of the Company’s common stock and warrants. In addition, the Company may have more difficulty in raising necessary additional funds as a result of not trading on the Nasdaq SmallCap Market.

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

On October 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form SB-2 registering 20 million shares of common stock for sale in an offering. On January 20, 2004, the Company received approval from the Securities Exchange Commission to begin its best efforts offering to raise a minimum of $750,000 and a maximum of $3.5 million, plus a 10% over-allotment through the sale of shares of the Company’s common stock at $0.20 per share. During the first quarter of 2004, the Company completed the offering, raising net proceeds of approximately $3.4 million.

Because the Company has not yet completed product development, obtained regulatory approval, or verified the market acceptance and demand for any products it may develop, its activities have been accounted for as those of a “development stage enterprise” as set forth in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Amortization expense related to amortizable patents was approximately $51,199 and $37,075 for the twelve months ended December 31, 2004 and 2003, respectively and $252,143 from inception. Based solely on the amortizable patents as of December 31, 2004, the estimated annual amortization expense of patents for the fiscal years ending December 31 is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and other relevant factors.

Estimated Amortization Expense

Fiscal year ending December 31,
2005	$54,485
2006	54,485
2007	54,485
2008	54,485
2009	54,485
Thereafter	401,677

Total	$674,102

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2003, the Company had no short-term investments. At December 31, 2004, the Company’s short-term investments consisted entirely of certificates of deposit carried at amortized cost with an average remaining maturity period of 71 days.

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

Loss per share:

Net loss per common share is computed using the weighted average number of common shares outstanding. Basic and diluted net loss per common share amounts are equivalent for the periods presented as the inclusion of common stock equivalents in the number of shares used for the diluted computation would be anti-dilutive dividends on preferred stock, consisting of 10% cumulative dividends and deemed dividends related to the beneficial conversion feature and mandatory redemption accretion of Series B preferred stock, were added to net loss for the purpose of determining net loss and net loss per share amounts applicable to common stockholders.

Segment reporting:

The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

Recent accounting pronouncements:

In June 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on our results of operations or financial position.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities”. The interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

2. Related party transactions

Lease agreement:

The Company subleases on a month-to-month basis approximately 800 square feet of office space from a principal stockholder, at $800 per month. Rent expense related to the sublease was $9,600, $9,600 and $66,314 for the years ended December 31, 2003 and 2004 and for the period from August 27, 1984 (inception) through December 31, 2004, respectively.

Conversion of long-term debt – stockholders:

During January 1998, the Company converted $1,710,487 of long-term debt and accrued interest, incurred for cash advances and past services associated with research and development, into 1,710,487 shares of 8% non-voting, non-cumulative Series A preferred stock at $1.00 per share. The debt was owed to significant stockholders.

3. Income taxes

The Company has not recorded income tax expense or benefit for the years ended December 31, 2003 and 2004 and the period from August 27, 1984 (inception) through December 31, 2004. This differs from the income tax benefit that would result from applying the federal statutory rate of 34% to net loss for these periods primarily as a result of a valuation allowance provided for deferred income tax assets and losses incurred through 1998 while the Company was reporting as an S Corporation for income tax purposes.

At December 31, 2004, the Company has net operating loss carryforwards of approximately $20,880,000 for federal purposes and $12,108,000 for state purposes. The federal and state net operating loss carryforwards begin to expire in 2018 and 2004, respectively. At December 31, 2003 and 2004, deferred income tax balances and the related valuation allowance are as follows:

	2003	2004
Deferred income tax assets (liabilities) resulting from:
Net operating loss carryforwards	$6,985,000	$7,806,000
Research and development credit carryforwards	497,000	512,000
Basis difference in patent costs and property and equipment	(182,000)	(264,000)
Accrual to cash basis adjustments	83,000	19,000
Unearned stock compensation	3,523,000	3,745,000
Capitalized research and development costs	50,000	68,000

Total	10,956,000	11,886,000
Less valuation allowance	(10,956,000)	(11,886,000)

	$—	$—

A full valuation allowance has been established for deferred income tax assets, as it is more likely than not that the deferred tax assets will not be realized.

4. Redeemable preferred stock

In December 1997, the Board of Directors approved an amendment to the Company’s articles of incorporation to authorize 10,000,000 shares of $.001 par value preferred stock in various series. In June 2002, the Company reincorporated in Delaware and changed the par value of its preferred stock from $.001 to $.0001 per share. At the time, the Company’s certificate of incorporation authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. In November 2004, the Company filed an amendment to its certificate of incorporation, increasing the authorized shares of common stock to 200,000,000 shares.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Authorized Shares:

On November 23, 2004, the Company filed a Certificate of Amendment to Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate of Amendment increased the number of authorized shares of the Company’s common stock from 50,000,000 to 200,000,000 shares. The Certificate of Amendment was approved by the Company’s Board of Directors on August 31, 2004 and by the Company’s stockholders at a special meeting of stockholders held on November 19, 2004.

The purpose of the Certificate of Amendment is to provide the Company with a sufficient number of authorized shares of common stock for future issuances and for other valid corporate purposes recommended and authorized by the Board of Directors. The newly authorized shares of common stock will have the same rights, preferences and privileges as the previously authorized shares of common stock. Current holders of the Company’s common stock, however, do not have preemptive rights, which means that they do not have a right to purchase a proportionate share of any new issuances of the Company’s common stock in order to maintain their proportionate ownership of the Company. Therefore, the issuance of any additional shares of common stock by the Company will have a dilutive effect on the equity and voting power of existing stockholders. Issuing additional shares of common stock may also adversely affect the market price of the Company’s common stock. In addition, the availability of authorized common stock for issuance could render it more difficult or discourage a merger, tender offer, proxy contest or other attempt to obtain control of the Company.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

Secondary public offerings:

On March 20, 2000, the Company completed a secondary public offering. The Company received net proceeds of approximately $12,500,000 (net of offering costs of approximately $2,000,000) from the sale of 2,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants. The warrants are exercisable at $10.50 per share at any time until March 14, 2005. After March 14, 2001, under certain conditions, the Company may redeem the warrants at $.25 per warrant. The Company also issued to the underwriter warrants to purchase up to 200,000 shares at an exercise price of $8.25 per share and an option to purchase up to 200,000 warrants to purchase 200,000 shares at $.30 per warrant. On May 1, 2000, the Company received net proceeds of $1,185,000 from the over-allotment sale of 180,000 shares of common stock and 300,000 warrants. The warrants carry the same terms as those sold in the public offering. In accordance with their terms, all of the 2,500,000 warrants issued in conjunction with the March 2000 secondary offering expired unexercised on March 14, 2005.

During the first quarter of 2004, the Company completed a secondary public offering. The Company received net proceeds of $3.4 million from the sale of 19,250,000 shares of its common stock at $0.20 per share.

Stock options and warrants:

In 2004, the Company issued a warrant to acquire 1,000,000 shares of the Company’s common stock to Navidec, Inc., a consulting organization retained to provide business and financial advisory services to the Company. The warrant vested and became exercisable with respect to 500,000 of the underlying shares on January 31, 2004 and vested and became exercisable with respect to the remaining 500,000 shares on March 31, 2004. The warrant is exercisable at a price of $0.25 per share until its expiration on January 1, 2009 and contains a cashless exercise provision and provides certain registration rights to the holder. The fair value of the warrant was estimated at $152,600 on the date of grant using the Black-Scholes option-pricing model. The fair value of the warrant was charged to general and administrative expense.

In 2004, the Company issued a warrant to acquire 119,000 shares of the Company’s common stock to InvestLinc Securities, Inc., pursuant to the Amended and Restated Investment Banking Agreement, dated December 11, 2003 between the parties. The warrant is exercisable at a price of $0.20 per share until its expiration on January 28, 2009 and contains a cashless exercise provision and provides certain registration rights to the holder. The fair value of the warrant, as determined using the Black-Scholes valuation method, was treated as additional cost of the Company’s common stock offering and charged to paid-in capital. The net effect of this transaction was to record an increase and related decrease to additional paid-in capital of approximately $19,500.

In 2004, the Company granted stock options to each of its non-salaried directors to purchase 1,666.67 shares of common stock for each month of service as a director from January 1, 2000 through December 31, 2004. Option grants to acquire an aggregate of 381,667 shares of common stock for services prior to January 1, 2004 were fully vested at the grant date. Option grants to acquire an aggregate of 101,667 shares of common stock for services during 2004, vest ratably on a monthly basis commencing January 1, 2004, through the earlier of December 31, 2004, or the termination of the recipient’s term as a director. All options, once vested, are exercisable at $0.20 per share until May 1, 2014.

In 2004, the Company granted stock options to purchase 120,000 and 90,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company from January 1, 2001 through December 31, 2003. The options are fully vested and exercisable at $0.20 per share until May 1, 2014.

In 2004, the Company granted stock options to purchase 40,000 and 30,000 shares of common stock to its Chairman and Vice Chairman of the Board, respectively, for services provided to the Company during 2004. These options vest ratably on a monthly basis commencing January 1, 2004, through the earlier of December 31, 2004, or the termination of the recipient’s term as a Chairman or Vice Chairman and, once vested, are exercisable at $0.20 per share until May 1, 2014.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

In 2004, the Company granted a stock option to purchase 125,000 shares of common stock to its Chairman of the Board for services rendered to the Company. The option is fully vested and exercisable at $0.20 per share until May 1, 2014.

In 2004, the Company granted a stock option to purchase 789,800 shares of common stock to its President and Chief Executive Officer for services rendered to the Company. The option is fully vested and exercisable at $0.20 per share until May 1, 2014.

In 2004, the Company granted a stock option to purchase 394,875 shares of common stock to its Vice President and Chief Financial Officer for services rendered to the Company. The option is fully vested and exercisable at $0.20 per share until May 1, 2014.

In 2004, the Company granted a stock option to purchase 5,000 shares of common stock to its Assistant Vice President for services rendered to the Company. The option is fully vested and exercisable at $0.20 per share until May 1, 2014.

In 2004, the Company agreed to grant stock options to purchase up to 550,000 shares of common stock to its President and Chief Executive Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from the grant date.

In 2004, the Company agreed to grant stock options to purchase up to 195,000 shares of common stock to its Vice President and Chief Financial Officer. The stock options will be issued upon the satisfaction of certain milestone events related to the development of ENT-103 or upon the execution of a licensing agreement or upon a change of control of the Company. These options will be priced at fair market value on the grant date, will be fully vested upon grant and will expire ten years from the grant date.

In 2004, the Company issued a warrant to acquire 100,000 shares of its common stock to Barry Kaplan Associates, a consulting organization retained to provide public relations services. The warrant is exercisable at a price of $0.22 per share until its expiration on June 18, 2009. The fair value of the warrant was estimated at $10,300 on the date of grant using the Black-Scholes option-pricing model. The fair value of the warrant was charged to general and administrative expense.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

In 2004, the Company issued 50,000 shares of its common stock to Broadstreet Marketing, Inc., a marketing organization retained to conduct a financial markets exposure program. The issuance of the stock was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act for this transaction. No broker/dealers were involved in the transaction and no commissions were paid. The $5,500 fair value of the common stock was charged to general and administrative expense.

The following is a summary of stock option activity:

				Options Exercisable
	Number of shares	Option Price per share	Wtd. avg. exercise price	Number of shares	Wtd. avg. exercise price

Balance, December 31, 1997	—
Granted	1,505,002	$.001 to $4.00	$2.26
Canceled	(180,001)	$0.001	$0.001

Balance, December 31, 1998	1,325,001		$2.56	713,528	$3.31
Granted	1,371,000	$3.00 to $5.00	$4.07
Exercised	(20,000)	$4.00	$4.00
Canceled	(55,000)	$3.00 to $4.00	$3.36

Balance, December 31, 1999	2,621,001		$3.43	1,647,669	$3.52
Granted	138,000	$2.00 to $6.00	$3.49
Exercised	(95,000)	$4.00	$4.00
Canceled	(359,805)	$1.50	$1.50

Balance, December 31, 2000	2,304,196		$3.14	1,849,335	$3.44
Granted	441,869	$1.00 to $2.05	$1.78
Exercised	(195)	$1.50	$1.50

Balance, December 31, 2001	2,745,870		$2.96	2,210,859	$3.32
Granted	365,750	$1.00 to $3.85	$2.34
Exercised	(165,000)	$1.50 to $2.50	$2.05
Expired	(180,001)	$2.80	$2.80

Balance, December 31, 2002	2,766,619		$2.90	2,356,619	$3.20
Expired	(570,000)	$4.00 to $5.00	$4.10

Balance, December 31, 2003	2,196,619		$1.83	1,826,619	$2.93
Granted	2,078,009	$0.20	$0.20
Expired	(301,000)	$4.00	$4.00

Balance, December 31, 2004	3,973,628		$1.56	3,603,628	$1.27

The following is a summary of stock warrant activity:

	Number of shares	Warrant price per share	Wtd. avg. exercise price
Balance, December 31, 1998	—
Granted	1,200,181	$3.00 to $4.00	$3.17
Canceled	(205,000)	$3.00 to $4.00	$3.02

Balance, December 31, 1999	995,181		$3.20
Granted	2,500,000	$8.75 to $10.50	$10.36
Exercised	(10,000)	$4.00	$4.00
Canceled	(101,681)	$4.00	$4.00

Balance, December 31, 2000	3,383,500		$8.46
Canceled	(100,000)	$3.00	$3.00

Balance, December 31, 2001, 2002 and 2003	3,283,500		$8.63
Granted	1,219,000	$0.20 to $0.25	$0.24
Expired	(783,500)	$3.00 to $4.00	$3.11

Balance, December 31, 2004	3,719,000		$7.04

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

The following is additional information with respect to those options and warrants outstanding at December 31, 2004:

Option exercise price per share	Number of shares	Options exercisable	Wtd. avg. remaining contractual life in years
$0.20	2,078,009	2,078,009	9.34
$0.75	50,000	50,000.92
$1.00	107,700	107,700	1.18
$1.05	70,000	70,000	2.00
$1.50	65,000	65,000	1.51
$2.00	147,169	147,169	1.20
$2.05	230,750	160,750	1.60
$3.00	625,000	625,000	3.09
$3.05	20,000	20,000	2.45
$3.85	140,000	140,000	2.25
$5.00	400,000	100,000	0.48
$6.00	40,000	40,000	1.09

	3,973,628	3,603,628	6.35

Warrant exercise price per share	Number of shares	Warrants exercisable	Wtd. avg. remaining contractual life in years
$0.20	119,000	119,000	4.08
$0.22	1,000,000	1,000,000	4.08
$0.25	100,000	100,000	4.46
$8.75	200,000	200,000.21
$10.50	2,300,000	2,300,000.21

	3,719,000	3,719,000	1.49

At December 31, 2004, outstanding options and warrants aggregating 2,800,000 shares have certain registration rights and options and warrants aggregating 4,693,286 shares contain certain cashless exercise provisions.

The fair value of options issued during 2004 was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, 83% volatility rate, risk free interest rate of 3.9% and expected life of ten years. The fair value of issued but unearned options has been recorded as additional paid-in capital and unearned stock compensation. Unearned stock compensation was amortized to research and development and general and administrative expense over the term of the related agreements, as follows:

	Year ended December 31,		Inception through December 31, 2004
	2003	2004
Research and development	$1,374	$—	$899,139
General and administrative	71,105	552,938	8,363,805

	$72,479	$552,938	$9,262,944

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

6. Commitments and contingencies

Compensation agreements:

In 1993, the Company entered into a thirty-year compensation agreement with certain limited partners owning 64.28% of the I.B.C. Limited Partnership (“I.B.C.”). The limited partnership participated in the early development of Esterom® and owned the rights to three patents and certain intellectual property rights. Under the terms of the agreement, the Company acquired these patents and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company’s receipt of a marketing partner’s technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a pharmaceutical company for past expenses paid for development of Esterom® and/or products derived from the acquired patents and developed by the Company, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 2004, no amounts have been earned or accrued with respect to this agreement.

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

Litigation:

The Company is currently defending two securities lawsuits: one filed in the Superior Court of the State of California (hereinafter, the “State Action”) and the other in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The allegations in the Federal Action are similar to the allegations made by the plaintiffs in the State Action. The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal with the Superior Court on August 24, 2004. The plaintiffs’ opening brief is due on or before April 8, 2005. Upon receipt of the plaintiffs’ brief, the Company intends to file a brief requesting that the Superior Court’s earlier dismissal of this action is upheld.

In the Federal Action, the Company filed a motion for summary judgment on March 7, 2005. The plaintiffs’ opposition brief is due on March 28, 2005, and the hearing date for the Company’s summary judgment motion is set for April 11, 2005. The Company is also attempting to schedule a mediation conference with the plaintiffs.

The Company has recently learned that a complaint has been filed in the District Court for the State of Colorado against the Company, two of its directors and an underwriter that participated in the Company’s offering in February 2000. The complaint contends that Colorado securities laws have been violated and consists of allegations that are similar to those alleged in the federal and California state court actions discussed above. The Company has not yet been served with this complaint.

There is no guarantee that the Company will be successful in defeating the plaintiffs’ appeal in the State Action, or that the U.S. District Court will grant the Company’s motion to dismiss the Federal Action. If the Company is unsuccessful in one or both of these actions, it will need to continue to divert resources and attention away from the development of

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS – (Continued)

ENT-103 and the other operations of the Company. Moreover, the existence of the lawsuits, irrespective of the merits, makes it more difficult for the Company to raise the additional funds needed to support its continued operations. As of the date of this report, the Company is not party to any other material legal proceedings.