Form 10KSB/A
period 2004-12-31
ENTROPIN INC
filed 2005-04-29
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    (1)    Yes  ☒    No  ☐    (2)    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☒

Issuer’s revenues for its most recent fiscal year: $ -0-

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

Documents Incorporated by Reference

Certain exhibits filed with the Registrant’s prior registration statements and Forms 10-QSB and 10-KSB are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on March 31, 2005 (the “Report”) contemplated that the information to be included in Part III of the Report would be incorporated into the Report by reference to our Proxy Statement to be filed in anticipation of our 2005 annual meeting of stockholders. We do not anticipate filing our Proxy Statement within the time period required for such incorporation by reference to be effective, so we are amending the Report to include the information required to be included in Part III of the Report.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

Our Board of Directors is divided into three classes with staggered terms, each class serving three years. The Class I directors, Paul V. Maier and Randall L. Carpenter, will continue to serve until the 2007 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified. The Class II directors, Joseph R. Ianelli, Bruce R. Manning and David M. Chapman, will continue to serve until the date of the 2005 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified. The Class III directors, Higgins D. Bailey and Thomas G. Tachovsky, will continue to serve until the 2006 Annual Meeting of Stockholders, or until their respective successors have been duly elected and qualified.

The following table lists the names and ages and current positions of the members of our Board of Directors:

Name	Age	Position
Higgins D. Bailey	75	Chairman of the Board and Director
Joseph R. Ianelli	66	Vice Chairman of the Board and Director
Thomas G. Tachovsky	58	President, Chief Executive Officer and Director
Randall L. Carpenter, M.D.	51	Director
Paul V. Maier	57	Director
Bruce R. Manning	61	Director
David M. Chapman	55	Director

Set forth below is biographical information for each of the members of our Board of Directors. Information regarding each director’s beneficial ownership of our common stock as of April 1, 2005 is set forth under the caption “Principal Stockholders” below.

Class I Directors

Randall L. Carpenter, M.D., joined us as a director in January 2001. Since 2001 he has been the Chief Executive Officer and a member of the Board of Directors for Sention, Incorporated, a pharmaceutical development company focused on the discovery and development of drugs to treat memory impairment and other central nervous system disorders. From 1998 though 2000, Dr. Carpenter served as Vice President, Clinical Research & Development for Adolor Corporation, a publicly held biopharmaceutical company. Dr. Carpenter was the Director, 1998, and Associate Director, 1997 of Astra USA, and Astra Pain Control, now AstraZeneca, an international research based pharmaceutical company engaged in the development, manufacture and marketing of prescription pharmaceutical products. He has also served as an adjunct Associate Professor in the Department of Anesthesiology at Duke University Medical Center since 1998. From 1994 to 1997, he was an Associate Professor in the Department of Anesthesia at the Bowman Gray School of Medicine of Wake Forest University. Dr. Carpenter received his M.D. degree from the University of Michigan Medical School.

Paul V. Maier, M.B.A., joined us as a director in July 2000. Since 1992 he has been the Senior Vice President and Chief Financial Officer of Ligand Pharmaceuticals, Incorporated, a specialty pharmaceutical company, and has been a director and Chief Executive Officer of several of its subsidiaries. Mr. Maier also served as a director, Vice Chairman and Treasurer of The Wellness Community in San Diego, California from 1993 until April 2003. Mr. Maier received a B.S. degree in Business Logistics from Pennsylvania State University and an M.B.A. degree from Harvard University.

Class II Directors

Joseph R. Ianelli, M.B.A., joined us as a director in February 2000. From June 2002 to March 2004, Mr. Ianelli served as Vice President of Licensing for Paratek Pharmaceuticals. From August 2000 to June 2002, he owned and operated Ianelli Associates, LLP, a consulting firm focused on serving the pharmaceutical, biotechnology and medical device industries. From 1999 through 2000, he was the President and Chief Executive Officer of PharmaConnect, Incorporated, responsible for design and development of an internet website for physicians. From 1999 through 2000, Mr. Ianelli also served as the President and Chief Executive Officer of Renaissance Pharmaceuticals, Incorporated, a development stage company involved in drug delivery technologies. From 1983 to January 1999, he served as the

Senior Vice President of Business Development for Astra USA, Incorporated where he was responsible for acquisitions and licensing. At Astra, he served on the Executive Committee and was a member of the Management Advisory Board. Mr. Ianelli currently serves as a director of Bioject Medical Technologies, Incorporated, a developer of needle-free drug delivery systems. Mr. Ianelli received a B.A. degree in Biology from Marist College, an M.A. degree in Biology from the State University of New York and an M.B.A. degree from Iona College.

Bruce R. Manning, R.Ph., joined us as a director in July 2001. Mr. Manning is the president of New England Biomedical Research, Incorporated, or NEBR, a consulting firm organized to provide regulatory affairs and product development services to the pharmaceutical, medical device and biotechnology industries. Prior to founding NEBR in 1990, he was vice president of regulatory affairs and product development for Astra Pharmaceutical Products. During his 20-year career with Astra, he was part of teams responsible for development and obtaining regulatory approval for over 150 medical products. Mr. Manning’s experience with the FDA began early in his career when he was employed by the agency as a reviewer. He is a registered pharmacist with a B.S. degree in Pharmacy from the Massachusetts College of Pharmacy in Boston.

David M. Chapman, joined us as a director in October 2004. Mr. Chapman has practiced law for over 25 years, primarily in the areas of personal injury, product liability, consumer fraud, and insurance bad faith litigation. Mr. Chapman is in private practice in the Law Offices of Thomas T. Anderson, P.C., handling cases on behalf of consumers and injured persons. Mr. Chapman received his Bachelor’s of Science Degree from the Arizona State University, and his Juris Doctor from the University of San Fernando Valley in 1977. He has served as former trustee, officer and past-President of the Desert Bar Association, and as one of the founding members of the Warren E. Slaughter Chapter of American Inn of Court. He is a member of the Riverside County Bar Association; State Bar of California; Consumer Attorneys of Los Angeles; Consumers Attorneys of California; and the Association of Trial Lawyers of America. Mr. Chapman is listed in Martindale-Hubbell’s Bar Register of Preeminent Lawyers, and has an AV rating.

Class III Directors

Higgins D. Bailey, Ed.D., joined us as an officer and director in July 1992 and is currently our Chairman of the Board. From July 1995 to December 1996, Dr. Bailey was President and Chief Executive Officer for the Pharmaceutical Educational and Development Foundation at the Medical University of South Carolina, Charleston, South Carolina, which formulates and manufactures pharmaceutical products. Since 1991, he has served as the business manager for Thomas T. Anderson Law Firm, Indio, California. Dr. Bailey currently serves as Chairman of the Board for Criticare Systems, Incorporated, a public company that manufacturers and sells vital signs medical monitoring equipment. Dr. Bailey received a B.A. degree in biology from Eastern Washington University, an M.S. degree in program planning and personnel and an Ed.D. degree in administration and management from the University of California, Berkeley, California.

Thomas G. Tachovsky, Ph.D., joined us as a director, President and Chief Executive Officer in November 1999. Since June 1997 he has held a series of interim senior management positions in development stage bio-pharmaceutical companies including Redox Pharmaceuticals Corporation, Novavax, Incorporated and Paracelsian, Incorporated From June 1995 to November 1997, he was a director and executive vice-president of Protyde Pharmaceuticals, Incorporated From June 1991 to February 1998, he was general partner of MATCO & Associates, a bio-pharmaceutical industry consulting firm for corporate partnering, technology assessment and market valuation. He has held business development positions with Cytogen Corporation and Creative Biomolecules and was a research and development manager with Johnson & Johnson. Dr. Tachovsky received a B.S. degree in biology from Gonzaga University; a M.S. degree in management from Lesley College; and a Ph.D. degree in microbiology from the University of Rochester School of Medicine.

All members of our Board hold office until the election and qualification of their successors, or until death, resignation or removal. Randall L. Carpenter, David M. Chapman, Joseph R. Ianelli, Paul V. Maier and Bruce R. Manning are independent directors.

EXECUTIVE OFFICERS

The following table lists the names, ages and current positions of our executive officers:

Name	Age	Position
Higgins D. Bailey	75	Chairman of the Board and Director
Joseph R. Ianelli	66	Vice Chairman of the Board and Director
Thomas G. Tachovsky	58	President, Chief Executive Officer and Director
Patricia G. Kriss	54	Chief Financial Officer, Secretary and Treasurer

Biographical information for Messrs. Tachovsky, Bailey and Ianelli and the other members of our Board of Directors is provided above. Patricia G. Kriss is our only executive officer who is not a member of our Board of Directors.

Patricia G. Kriss, M.B.A., serves as Chief Financial Officer, Vice President of Finance and Administration. She joined us in January of 2000 from Kendall-Jackson Winery, where she was employed since January 1995, serving initially as Director of Finance and since 1997, as Corporate Treasurer. From 1984 to 1994, she was employed by Bay View Federal Bank where she held a number of increasingly responsible management positions, ultimately becoming Senior Vice President of Finance. Earlier in her career, Ms. Kriss served as Chief Financial Officer of Atlantex Industries, a manufacturing, sales and distribution company located in New Jersey, and Vice President of Harris, Bretall & McEldowney, Incorporated, an investment management firm located in San Francisco. Ms. Kriss received a B.S. degree in Business from the University of Missouri and an M.B.A. degree in Finance from the College of Notre Dame.

Officers serve at the discretion of our Board of Directors.

Family Relationships. There are no family relationships among any of our directors or executive officers.

Audit Committee. Our Audit Committee attends to and reports to our Board of Directors with respect to matters regarding: our independent public accountants; an annual review of its charter; recommending the firm to be engaged as our independent public accountants for the next fiscal year; reviewing with our independent public accountants the scope and results of their audit and any related management letter; consulting with our independent public accountants and our management with regard to our accounting methods and adequacy of our internal accounting controls; approving the professional services rendered by our independent public accountants; reviewing the independence, management consulting services and fees of our independent public accountants; inquiring about significant risks or exposures and methods to minimize such risk; ensuring effective use of audit resources, and preparing and supervising Securities and Exchange Commission reporting requirements. Our Audit Committee currently consists of Paul V. Maier, Joseph R. Ianelli and Bruce R. Manning. All members of the Audit Committee are “independent” under the rules of the Nasdaq Stock Market, and each of them is able to read and understand fundamental financial statements. The Board has determined that Mr. Maier qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee was formed to attend to and report to our Board of Directors with respect to establishing criteria for the selection and selecting individuals qualified to become directors, developing corporate governance principles and reviewing the Company’s Director’s and Officers Liability insurance coverage. The Nominating and Corporate Governance Committee currently consists of David M. Chapman, Joseph R. Ianelli and Paul V. Maier. The Board has determined that all members of the Nominating and Corporate Governance Committee are independent directors under the rules of the Nasdaq Stock Market. No material changes to the procedures for nominating directors by our stockholders were made since our Proxy Statement filed on April 29, 2004.

Code of Ethics. We have adopted a code of ethics that applies to all officers and employees, including its principal executive officer and principal financial officer. This code of ethics is available at our website at www.entropin.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Our officers and directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon the copies of Section 16(a) reports which we received from such persons or representations from them regarding their transactions in our equity securities, all Section 16(a) filing requirements applicable to our officers, directors and persons known to us who own more than 10% of our common stock complied with their reporting obligations were met in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid to our executive officers for the calendar years 2002, 2003 and 2004, whose salary and bonus for the fiscal year ended December 31, 2004 was in excess of $100,000 for their services rendered in all capacities to the Company. The listed individuals shall be referred to herein as the “Named Executive Officers.”

Summary Compensation Table

	Year	Annual Compensation			Long Term Compensation Awards		All Other Compensation($)
Name and Position		Salary ($)		Bonus ($)	Restricted Stock Awards($)	Securities Underlying Options/ SARs (# shares)
Thomas G. Tachovsky, President and Chief Executive Officer since 11/99	2004 2003 2001	$ $ $	242,000 242,000 242,000	-0- -0- -0-	-0- -0- -0-	789,800 -0- 42,000	-0- -0- -0-

Patricia G. Kriss, Chief Financial Officer, Vice President of Finance & Administration, Secretary and Treasurer since 6/00	2004 2003 2002	$ $ $	151,250 151,250 151,250	-0- -0- -0-	-0- -0- -0-	394,875 -0- 13,750	-0- -0- -0-

Stock Option Grants

In 2004, our executive officers were granted a total of 1,184,675 options to purchase our common stock exercisable at $0.20 per share for a period of ten years and were fully vested as of April 28, 2004.

The following table sets forth certain information regarding grants of stock options to the Named Executive Officers during 2004. No stock appreciation rights were granted to the Named Executive Officers during 2004.

OFFICER OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Underlying Options Granted	% of Total Granted to Employees in Fiscal Year	Exercise Price(s) ($/share)	Expiration Date	Market Price on Date of Grant
Thomas G. Tachovsky, President and Chief Executive Officer	789,800	38.01	$0.20	5/01/14	$0.22

Patricia G. Kriss, Chief Financial Officer, Vice President of Finance & Administration, Secretary and Treasurer	394,875	19.00	$0.20	5/01/14	$0.22

Director Compensation

Our non-employee directors receive $1,000 for each meeting of our Board of Directors they attend in person, $500 for each meeting of our Board of Directors they participate in by telephone conference and $500 for each committee meeting they participate in, either in person or by telephone conference. We also reimburse our directors for out-of-pocket expenses incurred to attend meetings of the Board of Directors or its committees. In addition, on April 28, 2004, the directors received options to purchase our common stock as shown in the following table. Such options were fully vested as of April 28, 2004, remain exercisable for a period of ten years after the date of grant and have an exercise price of $0.20 per share.

DIRECTOR OPTION GRANTS IN LAST FISCAL YEAR

Name	Underlying Options Granted	% of Total Granted to Employees in Fiscal Year	Exercise Price(s) ($/share)	Expiration Date	Market Price on Date of Grant
Higgins D. Bailey, Chairman	370,000	17.81	$0.20	5/01/14	$0.22

Joseph R. Ianelli, Vice Chairman	220,000	10.59	$0.20	5/01/14	$0.22

Randall L. Carpenter	80,000	3.85	$0.20	5/01/14	$0.22

Paul V. Maier	80,000	3.85	$0.20	5/01/14	$0.22

Bruce R. Manning	76,667	3.69	$0.20	5/01/14	$0.22

Dennis K. Metzler(1)	61,667	2.97	$0.20	5/01/14	$0.22

(1)	Dennis K. Metzler resigned his position as a director in September 2004.

Executive Employment Agreements

We entered into an employment agreement with Dr. Tachovsky on December 1, 1999, under which Dr. Tachovsky serves as our president and chief executive officer. Dr. Tachovsky was granted options in conjunction with his employment agreement to purchase up to 400,000 shares of common stock at a purchase price of $5.00 per share. These shares vest over time based on the achievement of specified performance objectives. If the performance objectives are not met, Dr. Tachovsky will not be eligible to vest in these performance vesting shares. Dr. Tachovsky assigned options to purchase 20,000 shares of our common stock to Patricia G. Kriss, our Chief Financial Officer. In the event of a change of control, merger or consolidation, all unvested options shall become fully vested at the effective date of such merger, consolidation or change of control. Dr. Tachovsky’s employment agreement may be terminated by either party at any time, with or without cause, by providing written notice and is not for any specific period of time. In the event of termination of the employment agreement, all non-vested options will also terminate.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. Such agreements require us, among other things, to indemnify our officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

Compensation and Benefits Committee Interlocks and Insider Participation

The Compensation and Benefits Committee currently consists of Joseph R. Ianelli, Bruce R. Manning and David M. Chapman. No interlocking relationship exists, or in the past fiscal year has existed, between any member of our Compensation and Benefits Committee and any member of any other company’s board of directors or compensation committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of April 1, 2005, by:

•	each person known by us to own beneficially 5% or more of our common stock,

•	each of our executive officers and directors, and

•	all of our executive officers and directors as a group.

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

Name of Beneficial Owners	Number of Shares Beneficially Owned		Number of Exercisable Options	Number of Options Exercisable in 60 Days	Percentage of Shares Beneficially Owned
5% Stockholders
N/A	—		—	—	—
Directors and Executive Officers
Higgins D. Bailey	1,301,316	(1)	553,334	—	16.06%
David M. Chapman			—	—	1.85%
Randall L. Carpenter	1,334		120,000	—	0.43%
Joseph R. Ianelli	10,000		343,334	—	1.55%
Patricia G. Kriss	35,100	(2)	538,125	—	0.81%
Paul V. Maier	6,003		120,000	—	0.48%
Bruce R. Manning	10,000		113,334	—	0.39%
Thomas G. Tachovsky	29,000	(3)	1,335,000	—	2.51%
All directors and executive officers as a group (8 persons)	1,392,753		3,123,127	—	24.40%

(1)	Includes shares owned in joint tenancy with Shirley A. Bailey, the spouse of Dr. Bailey.

(2)	Includes shares owned jointly by Patricia G. Kriss and Ronald F. Kriss and shares held by Ronald F. Kriss, spouse of Ms. Kriss.
(3)	Includes shares held jointly with Lynn Baird, spouse of Dr. Tachovsky.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith:

31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 14. Principal Accountant Fees and Services

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

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by D&T for fiscal 2004 and 2003 and by CDM for fiscal 2004.

	2004	2003
Audit Fees (1)	$96,082	$86,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,640	10,500
All other Fees (4)	—	—

Total	$103,722	$97,000

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including the filing of the Company’s registration statement on Form SB-2 for the Company’s public stock offering during the first quarter of 2004.
(2)	No other audit-related fees were paid to D&T or to CDM during fiscal 2004 and 2003.
(3)	For fiscal 2004 and 2003, respectively, tax fees paid consisted entirely of tax compliance fees.
(4)	No other fees were paid to D&T or to CDM during fiscal 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005	ENTROPIN, INC.

	By:	/s/ Higgins D. Bailey
Higgins D. Bailey,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Higgins D. Bailey, Ed.D.	Chairman of the Board	April 29, 2005
Higgins D. Bailey, Ed.D.

/s/ Thomas G. Tachovsky, Ph.D.	President, Director and	April 29, 2005
Thomas G. Tachovsky, Ph.D.	Chief Executive Officer

/s/ Patricia G. Kriss Patricia G. Kriss	Chief Financial Officer, Vice President of Finance and Administration, Secretary/Treasurer and (Principal Financial and Accounting Officer)	April 29, 2005

/s/ David M. Chapman	Director	April 29, 2005
David M. Chapman

/s/ Randall L. Carpenter, M.D.	Director	April 29, 2005
Randall L. Carpenter, M.D.

/s/ Joseph R. Ianelli	Director	April 29, 2005
Joseph R. Ianelli

/s/ Paul V. Maier	Director	April 29, 2005
Paul V. Maier

/s/ Bruce R. Manning	Director	April 29, 2005
Bruce R. Manning