Form 10QSB
period 2005-03-31
ENTROPIN INC
filed 2005-05-12
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 12, 2005, 30,645,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – December 31, 2004 and March 31, 2005 (unaudited)	2

	Statements of Operations – For the Three Months Ended March 31, 2004 and 2005 (and for the Period from August 27, 1984 (Inception) through March 31, 2005 (unaudited)	3

	Statement of Changes in Stockholders’ Equity – For the Three Months Ended March 31, 2005 (unaudited)	4

	Statements of Cash Flows – For the Three Months Ended March 31, 2004 and 2005 and for the Period from August 27, 1984 (Inception) through March 31, 2005 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures	19

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2004 and March 31, 2005

	December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,611	$1,058,196
Short-term investments	1,273,000	196,418
Prepaid insurance	—	70,677

Total current assets	1,717,611	1,325,291
Patent costs, less accumulated amortization of $252,143 (2004) and $266,502 (2005)	674,102	709,931
Property and equipment, net	1,906	1,463

Total assets	$2,393,619	$2,036,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,823	$160,085
Contingencies (Note 2)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, issued and outstanding; liquidation preference of $3,210,487	3,210,487	3,210,487
Common stock, $.0001 par value; 200,000,000 shares authorized, 30,645,341 shares issued and outstanding	3,065	3,065
Additional paid-in capital	34,819,422	34,819,422
Deficit accumulated during the development stage	(35,686,178)	(36,156,374)

Total stockholders’ equity	2,346,796	1,876,600

Total liabilities and stockholders’ equity	$2,393,619	$2,036,685

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2005

and for the Period from August 27, 1984 (Inception) Through March 31, 2005

(Unaudited)

	2004	2005	Inception through March 31, 2005
Costs and expenses:
Research and development	$309,578	$56,067	$15,968,880
General and administrative	833,112	430,806	20,255,546

Operating loss	(1,142,690)	(486,873)	(36,224,426)

Other income (expense):
Interest income	1,962	16,677	1,525,173
Interest expense	—	—	(242,811)
Series B preferred stock redemption conversion incentive	—	—	(126,310)

Total other income (expense), net	1,962	16,677	1,156,052

Net loss	(1,140,728)	(470,196)	(35,068,374)
Dividends applicable to Series B preferred stockholders	—	—	(1,103,184)

Net loss applicable to common stockholders	$(1,140,728)	$(470,196)	$(36,171,558)

Basic and diluted net loss per common share	$(.06)	$(.02)	$(4.75)

Weighted average common shares outstanding	18,315,000	30,645,000	7,623,000

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(Unaudited)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in capital	Unearned stock compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$—	$(35,686,178)	$2,346,796
Net loss for the period	—	—	—	—	—	—	(470,196)	(470,196)

Balance, March 31, 2005	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$—	$(36,156,374)	$1,876,600

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2005

and for the Period from August 27, 1984 (Inception) Through March 31, 2005

(Unaudited)

	2004	2005	Inception through March 31, 2005
Cash flows from operating activities:
Net loss	$(1,140,728)	$(470,196)	$(35,068,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,235	14,802	336,762
Series B preferred stock redemption conversion incentive	—	—	126,310
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	152,562	—	10,642,845
Services received in exchange for compensation agreements	—	—	2,231,678
Prepaid insurance	—	(70,677)	(70,677)
Increase (decrease) in accounts payable	(67,419)	113,262	367,782
Other	—	—	58,607

Net cash used in operating activities	(1,043,350)	(412,809)	(21,373,229)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	(2,653,000)	1,076,582	(196,418)
Patent costs	(89,181)	(50,188)	(976,433)
Purchase of property and equipment	—	—	(130,515)

Net cash provided by (used in) investing activities	(2,742,181)	1,026,394	(1,303,365)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,489,669	—	21,732,261
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,679
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	—	—	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	3,489,669	—	23,734,790

Net (decrease) increase in cash and cash equivalents	(295,862)	613,585	1,058,196
Cash and cash equivalents at beginning of period	1,032,343	444,611	—

Cash and cash equivalents at end of period	$736,481	$1,058,196	$1,058,196

(Continued on following page)

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2005

and for the Period from August 27, 1984 (Inception) Through March 31, 2005

(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2004	2005	Inception through March 31, 2005
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through March 31, 2005, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through March 31, 2005, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the period from August 27, 1984 (inception) through March 31, 2005, the Company issued 94,850 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the period from August 27, 1984 (inception) through March 31, 2005, the Company issued 1,337,333 shares of common stock totaling $1,336,609, for conversion of shares of Series B preferred stock.

See accompanying notes to financial statements.

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005, and subsequently amended on April 29, 2005.

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

As of March 31, 2005, the Company had total current assets of $1,325,291. The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at March 31, 2005 of $36,156,374. Management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that the Company will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. If the Company is unable to raise sufficient additional funds on a timely basis, or at all, it will be forced to cease its operations prior to the end of the second quarter of 2005.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Patents:

The Company believes that patents and other proprietary rights are important to its business. It is the Company’s policy to file patent applications to protect its technology, inventions and improvements to inventions that are considered important to the development of its business. Patent costs are capitalized and amortized on a straight-line basis over an estimated useful life of 16 years. Amortization expense related to amortizable patents was $11,531 and $14,359 for the three months ended March 31, 2004 and 2005, respectively, and $266,502 from inception through March 31, 2005.

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2004, and March 31, 2005, the Company’s short-term investments consisted entirely of certificates of deposit carried at amortized cost with average remaining maturity period of 71 days and 79 days, respectively.

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

ENTROPIN, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company is currently a named defendant in three securities lawsuits. The first lawsuit was filed in the Superior Court of the State of California (hereinafter, the “State Action”). The second lawsuit was filed in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The third lawsuit was filed in the District Court for the City and County of Denver, Colorado (hereinafter, the “Colorado Action”). The allegations in each of the three actions—e.g., the State Action, the Federal Action and the Colorado Action, are virtually identical. Essentially, the Company is accused of making false and misleading statements regarding the clinical development of its developmental drug Esterom®.

The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal with the Superior Court on August 24, 2004. The plaintiffs in the State Action have filed their opening appellate brief and the Company is currently preparing its response.

In the Federal Action, the Company’s summary judgment motion was denied on April 11, 2005. In denying the Company’s motion, the court commented that the legal arguments the Company raised were inappropriate for resolution at this early stage of the litigation. The parties are scheduled to appear before the court on May 23, 2005. At this court appearance, the court is likely to establish mandatory mediation procedures, a discovery schedule and a trial date.

There has been little activity with respect to the Colorado Action, which was filed on March 11, 2005. On May 2, 2005 the Company accepted service of the complaint in this action. The parties are currently in negotiations regarding the execution of an agreement that would temporarily stay all proceedings in the Colorado Action.

The Company feels that it has strong defenses in each of the pending actions. However, there is no guarantee that the Company will be successful in defending against the plaintiffs’ claims. If the Company is unsuccessful in any one of the three actions, it will need to continue to divert resources and attention away from the development of ENT-103 and the other operations of the Company. Moreover, the existence of the lawsuits, irrespective of the merits, makes it more difficult for the Company to raise the additional funds needed to support its continued operations. As of the date of this report, the Company is not party to any other material legal proceedings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I – Item 1 of this report, and the audited financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we are attempting to develop. We expect to continue to incur losses for the foreseeable future through the completion of our preclinical and clinical trials and the FDA approval process. As of March 31, 2005, our accumulated deficit was approximately $36.2 million.

We have an immediate need to raise additional funds to continue our operations. As of March 31, 2005, we had total current assets of $1,325,291. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. If we are unable to immediately obtain significant additional funds to support our operations, we will be forced to cease our operations prior to the end of the second quarter of 2005, and our existing stockholders may lose their entire investment in the Company.

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

Our current resources are not sufficient to complete the required preclinical testing nor to begin or complete a Phase I clinical trial for ENT-103. Assuming that we can raise funds to support our operations and our clinical trials are successful and we do not experience unexpected delays, we estimate that it will take at least an additional four to five years to complete the preclinical and clinical development and testing of ENT-103 so that it can be commercialized. Any significant delays in our preclinical development, clinical trials or regulatory approval will affect our ability to generate revenue and may harm our ability to continue to raise the capital needed to complete the commercialization of ENT-103. We estimate that an additional $45 million will be required to complete development and FDA approval of ENT-103. These expenditures primarily represent research, clinical trials and general and administrative costs. As of March 31, 2005, we have spent a total of approximately $36.2 million developing ENT-103 and its predecessor products, ENT-102 and Esterom solution.

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

Results of Operations

Three months ended March 31, 2005, compared to three months ended March 31, 2004.

The net loss for the first three months of 2005 was approximately $470,000, or $0.02 per share on approximately 30.6 million weighted average shares outstanding. In comparison, the net loss for the first three months of 2004 was approximately $1.1 million, or $0.06 per share on approximately 18.3 million weighted average shares outstanding.

Total research and development expenses were approximately $56,000 during the first three months of 2005, as compared to approximately $310,000 for the first three months of 2004. The decrease in research and development expenses during the first three months of 2005 compared with the same period during 2004 reflects the fact that preclinical research was restricted during the first three months of 2005 due to cash constraints.

Total general and administrative expenses were approximately $431,000 for the first three months of 2005, as compared to approximately $833,000 for the first three months of 2004. Approximately $153,000 of the general and administrative expense incurred during the first three months of 2004 reflected charges to non-cash compensation for the fair value of stock options and warrants issued for services. No such non-cash charges were incurred during the first quarter of 2005.

Interest income during the first three months of 2005 was approximately $16,700 as compared to approximately $2,000 during the first nine three months of 2004. This increase in interest income reflects higher average balances for cash, cash equivalents and short-term investments during the first three months of 2005.

Liquidity and Capital Resources

As of March 31, 2005, we had total current assets of approximately $1.3 million. Our financial statements have been presented on a going concern basis. We have an immediate need to raise additional funds to continue our operations. There can be no assurance that such additional capital will be available on a timely basis or on terms acceptable to us, if at all. If we are unable to obtain the significant additional funds to support our operations, we will need to cease our operations prior to the end of the second quarter of 2005.

We are in the development stage and have been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at March 31, 2005 of approximately $36.2 million. Our management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that we will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through March 31, 2005, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of March 1, 2005, our working capital was approximately $1.2 million.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

Net cash used in operating activities was approximately $413,000 during the first three months of 2005, compared with approximately $1.0 million during three first three months of 2004. The cash used in operations was primarily related to conducting preclinical research studies and maintaining our administrative infrastructure.

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

We have an immediate need to raise additional funds to continue our operations. As of March 31, 2005, we had total current assets of $1,325,291. Our financial statements have been presented on a going concern basis. Our available funds are not sufficient to allow us to begin any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. We also intend to seek additional funding from corporate partnerships or licensing arrangements or through public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. If we are unable to obtain significant additional funds to support our operations, we will need to cease our operations prior to the end of the second quarter of 2005, and you may lose your entire investment in our company.

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

It is possible that our actual expenditures could exceed our estimates. In addition, any significant delay in the completion of preclinical studies could significantly harm our prospects.

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103. From our inception through March 31, 2005, we have incurred cumulative net losses applicable to common stockholders of $36.2 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all, and we may never achieve profitable operations.

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

We are currently a named defendant in three securities lawsuits. The first lawsuit was filed in the Superior Court of the State of California (hereinafter, the “State Action”). The second lawsuit was filed in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The third lawsuit was filed in the District Court for the City and County of Denver, Colorado (hereinafter, the “Colorado Action”). The allegations in each of the three actions—e.g., the State Action, the Federal Action and the Colorado Action, are virtually identical. Essentially, we are accused of making false and misleading statements regarding the clinical development of its developmental drug Esterom®.

The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal with the Superior Court on August 24, 2004. The plaintiffs in the State Action have filed their opening appellate brief and the Company is currently preparing its response.

In the Federal Action, our summary judgment motion was denied on April 11, 2005. In denying our motion, the court commented that the legal arguments we raised were inappropriate for resolution at this early stage of the litigation. The parties are scheduled to appear before the court on May 23, 2005. At this court appearance, the court is likely to establish mandatory mediation procedures, a discovery schedule and a trial date.

There has been little activity with respect to the Colorado Action, which was filed on March 11, 2005. On May 2, 2005 we accepted service of the complaint in this action. The parties are currently in negotiations regarding the execution of an agreement that would temporarily stay all proceedings in the Colorado Action.

We feel that we have strong defenses in each of the pending actions. However, there is no guarantee that we will be successful in defending against the plaintiffs’ claims. If we are unsuccessful in any one of the three actions, we will need to continue to divert resources and attention away from the development of ENT-103 and the other operations of the Company. Moreover, the existence of the lawsuits, irrespective of the merits, makes it more difficult for us to raise the additional funds needed to support its continued operations. As of the date of this report, we are not party to any other material legal proceedings.

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

Our Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. Our stockholders approved the proposal to increase the number authorized shares of common stock at a special meeting held on November 19, 2004. The approval of this proposal by the Company’s stockholders provides the Board of Directors with a significant number of additional shares of common stock to issue in fund raising activities and for other corporate purposes. Our Certificate of Incorporation also provides for the issuance of up to 10,000,000 shares of preferred stock. The issuance of these additional shares of common stock and/or preferred stock will have a dilutive effect on the equity and voting power of the existing holders of our common stock. It may also adversely affect the market price of our common stock. As of March 31, 2005, there were 30,645,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock.

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

We are currently a named defendant in three securities lawsuits. The first lawsuit was filed in the Superior Court of the State of California (hereinafter, the “State Action”). The second lawsuit was filed in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The third lawsuit was filed in the District Court for the City and County of Denver, Colorado (hereinafter, the “Colorado Action”). The allegations in each of the three actions—e.g., the State Action, the Federal Action and the Colorado Action, are virtually identical. Essentially, we are accused of making false and misleading statements regarding the clinical development of its developmental drug Esterom®.

The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal with the Superior Court on August 24, 2004. The plaintiffs in the State Action have filed their opening appellate brief and the Company is currently preparing its response.

In the Federal Action, our summary judgment motion was denied on April 11, 2005. In denying our motion, the court commented that the legal arguments we raised were inappropriate for resolution at this early stage of the litigation. The parties are scheduled to appear before the court on May 23, 2005. At this court appearance, the court is likely to establish mandatory mediation procedures, a discovery schedule and a trial date.

There has been little activity with respect to the Colorado Action, which was filed on March 11, 2005. On May 2, 2005 we accepted service of the complaint in this action. The parties are currently in negotiations regarding the execution of an agreement that would temporarily stay all proceedings in the Colorado Action.

We feel that we have strong defenses in each of the pending actions. However, there is no guarantee that we will be successful in defending against the plaintiffs’ claims. If we are unsuccessful in any one of the three actions, we will need to continue to divert resources and attention away from the development of ENT-103 and the other operations of the Company. Moreover, the existence of the lawsuits, irrespective of the merits, makes it more difficult for us to raise the additional funds needed to support its continued operations. As of the date of this report, we are not party to any other material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the quarterly period ended March 31, 2005 through the solicitation of proxies or otherwise.

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

ENTROPIN, INC., a Delaware corporation

Date: May 12,2005	By:	/s/ Thomas G. Tachovsky, Ph.D.
Thomas G. Tachovsky, Ph.D.
President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ Patricia G. Kriss
Patricia G. Kriss
Chief Financial Officer