Form 10QSB
period 2005-06-30
ENTROPIN INC
filed 2005-08-09
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 000-29807
________________

ENTROPIN, INC.
(Exact name of small business issuer as specified in its charter)

________________

DELAWARE	68-0510827
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

13314 Lost Key Place, Bradenton, FL. 43202
(Address of principal executive offices)

(941) 388-9512
(Issuer’s telephone number)

Former Address
45926 Oasis Street, Indio, CA 92201

Former Telephone Number
(760) 775-8333
________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 9, 2005, 30,645,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets - December 31, 2004 and June 30, 2005 (unaudited)	2

	Statements of Operations - For the Three Months Ended June 30, 2004 and 2005 (unaudited)	3

	Statements of Operations - For the Six Months Ended June 30, 2004 and 2005 (and for the Period from August 27, 1984 (Inception) through June 30, 2005 (unaudited)	4

	Statement of Changes in Stockholders’ Equity - For the Six Months Ended June 30, 2005 (unaudited)	5

	Statements of Cash Flows - For the Six Months Ended June 30, 2004 and 2005 and for the Period from August 27, 1984 (Inception) through June 30, 2005 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures	19

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2004 and June 30, 2005

	December 31, 2004	June 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,611	$185,705
Short-term investments	1,273,000	-
Total current assets	1,717,611	185,705

Patent costs, less accumulated amortization of $252,143 (2004) and $280,861 (2005)	674,102	695,572
Property and equipment, net	1,906	-

Total assets	$2,393,619	$881,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,823	$10,000
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, issued and outstanding; liquidation preference of $3,210,487	3,210,487	3,210,487
Common stock, $.0001 par value; 200,000,000 shares authorized, 30,645,341 shares issued and outstanding	3,065	3,065
Additional paid-in capital	34,819,422	34,819,422
Deficit accumulated during the development stage	(35,686,178)	(37,161,697)

Total stockholders’ equity	2,346,796	871,277

Total liabilities and stockholders’ equity	$2,393,619	$881,277

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2004 and 2005
(Unaudited)

	2004	2005
Costs and expenses:
Research and development	$42,875	$74,941
General and administrative	875,515	933,538

Operating loss	(918,390)	(1,008,479)

Other income (expense):
Interest income	3,425	4,085
Interest expense	—	—
Other Expense	—	(931)

Total other income (expense), net	3,425	3,154

Net loss	(914,965)	(1,005,325)
Dividends applicable to Series B preferred stockholders	—	—

Net loss applicable to common stockholders	$(914,965)	$(1,005,325)

Basic and diluted net loss per common share	$(.03)	$(.03)

Weighted average common shares outstanding	30,659,000	30,645,000

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through June 30, 2005
(Unaudited)

	2004	2005	Inception through June 30, 2005
Costs and expenses:
Research and development	$352,453	$131,006	$16,043,819
General and administrative	1,712,053	1,364,344	21,189,084

Operating loss	(2,064,506)	(1,495,350)	(37,232,903)

Other income (expense):
Interest income	5,387	20,762	1,529,258
Interest expense	—	—	(242,811)
Other Expense	—	(931)	(127,241)

Total other income (expense), net	5,387	19,831	1,159,206

Net loss	(2,059,119)	(1,475,519)	(36,073,697)
Dividends applicable to Series B preferred stockholders	—	—	(1,103,184)

Net loss applicable to common stockholders	$(2,059,119)	$(1,475,519)	$(37,176,881)

Basic and diluted net loss per common share	$(.08)	$(.05)	$(4.71)

Weighted average common shares outstanding	24,487,000	30,645,000	7,898,000

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(Unaudited)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(35,686,178)	$2,346,796
Net loss for the period	—	—	—	—	—	(1,475,519)	(1,475,519)

Balance, June 30, 2005	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(37,161,697)	$871,277

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through June 30, 2005
(Unaudited)

	2004	2005	Inception through June 30, 2005
Cash flows from operating activities:
Net loss	$(2,059,119)	$(1,475,519)	$(36,073,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,538	30,624	352,584
Series B preferred stock redemption conversion incentive	—	—	126,309
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	527,281	—	10,642,845
Services received in exchange for compensation agreements	—	—	2,231,678
Increase (decrease) in accounts payable	23,619	(36,823)	217,697
Other	—	—	58,610

Net cash used in operating activities	(1,481,681)	(1,481,718)	(22,442,137)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	(2,455,000)	1,273,000	—
Patent costs	(183,706)	(50,188)	(976,433)
Purchase of property and equipment	—	—	(130,515)

Net cash provided by (used in) investing activities	(2,638,706)	1,222,812	(1,106,948)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,489,893	—	21,732,261
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,679
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	(40,000)	—	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	3,454,893	—	23,734,790

Net (decrease) increase in cash and cash equivalents	(665,494)	(258,906)	185,705
Cash and cash equivalents at beginning of period	1,032,343	444,611	—

Cash and cash equivalents at end of period	$366,849	$185,705	$185,705

(Continued on following page)
See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through June 30, 2005
(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2004	2005	Inception through June 30, 2005
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through June 30, 2005, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through June 30, 2005, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the period from August 27, 1984 (inception) through June 30, 2005, the Company issued 94,850 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the period from August 27, 1984 (inception) through June 30, 2005, the Company issued 1,337,333 shares of common stock totaling $1,336,609, for conversion of shares of Series B preferred stock.

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005, and subsequently amended on April 29, 2005.

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

As of June 30, 2005, the Company had total current assets of $185,705. The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2005 of $37,161,697. Management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that the Company will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. As the Company was unable to raise sufficient additional funds on a timely basis, it was forced to cease its operations prior to the end of the second quarter of 2005.

The Company does not have capital sufficient to meet the Company’s cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be a sufficient impediment to prevent the Company from accomplishing the goal of successfully executing a new business strategy. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

At this time the Company has no commitments to provide funds. Accordingly, there can be no assurances that any additional funds will be available to the Company to allow it to cover its expenses as they are incurred.

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

Patents:

The Company believes that patents and other proprietary rights are important to its business. It is the Company’s policy to file patent applications to protect its technology, inventions and improvements to inventions that are considered important to the development of its business. Patent costs are capitalized and amortized on a straight-line basis over an estimated useful life of 16 years. Amortization expense related to amortizable patents was $24,452 and $28,718 for the six months ended June 30, 2004 and 2005, respectively, and $280,861 from inception through June 30, 2005.

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2004, the Company’s short-term investments consisted entirely of certificates of deposit carried at amortized cost with average remaining maturity period of 71 days. The Company had no short-term investments at June 30, 2005.

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

2.   Litigation

The Company is currently a named defendant in three securities lawsuits. The first lawsuit was filed in the Superior Court of the State of California (hereinafter, the “State Action”). The second lawsuit was filed in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The third lawsuit was filed in the District Court for the City and County of Denver, Colorado (hereinafter, the “Colorado Action”). The allegations in each of the three actions-—e.g., the State Action, the Federal Action and the Colorado Action, are virtually identical. Essentially, the Company is accused of making false and misleading statements regarding the clinical development of its developmental drug Esterom®.

The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal on August 24, 2004. The plaintiffs in the State Action have filed their opening appellate brief and the Company has filed its response. The plaintiffs’ reply brief is due on August 11, 2005.

In the Federal Action, our summary judgment motion was denied on April 11, 2005. The parties appeared before the court for a status conference on May 23, 2005, at which time the court established mandatory mediation procedures, a discovery schedule and set a trial date of June 20, 2006. Deposition discovery has commenced and is ongoing.

On June 1, 2005, the Company removed the Colorado Action from state court to federal court based upon the recently passed Class Action Fairness Act. After accepting jurisdiction, the federal court issued an order to show cause why the case should not be transferred to the United States District Court for the Central District of California so that it may be consolidated with the Federal Action. The parties submitted their responses to the order to show cause on July 15, 2005. In its response, the Company supported a transfer to the Central District of California; however, a co-defendant in the Colorado Action is a Colorado corporation and has filed a brief in opposition to the transfer. The Company is awaiting the court’s ruling.

The Company believes that it has strong defenses in each of the pending actions. However, there is no guarantee that it will be successful in defending against the plaintiffs’ claims. The existence of the lawsuits, irrespective of the merits, makes it more difficult for the Company to raise the additional funds needed to support its continued operations. As of the date of this report, the Company is not party to any other material legal proceedings.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-QSB contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In some cases, you can identify the forward-looking statements by terminology such as “may,”“will,”“should,”“could,”“expects,”“plans,”“anticipates,”“believes,”“estimates,”“predicts,”“potential” or “continue” or the negative of these terms or other comparable terminology. Our business and results of operations are subject to various risks and uncertainties as disclosed under the caption “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock” in this Form 10-QSB. These risks and uncertainties include our need and ability to raise significant additional capital; our history of significant operating losses; our ability to successfully complete formulation, development and preclinical studies for our sole drug candidate, ENT-103; the time, cost and uncertainty of obtaining regulatory approvals; and our ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we were attempting to develop. As of June 30, 2005, our accumulated deficit was approximately $37.2 million.

We have an immediate need to raise additional funds to continue our operations. As of June 30, 2005, we had total current assets of $185,705. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. As we were unable to immediately obtain significant additional funds to support our operations, we were forced to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be sufficient impediment to prevent us from accomplishing the goal of successfully executing a new business strategy. We will need to raise additional funds to conduct its business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any additional funds will be available to us to allow us to cover our expenses as they are incurred.

Going Concern:

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2004 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2004 of $35,686,178. At June 30, 2005, the Company had an accumulated deficit of $32,161,697. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

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

Our current resources are not sufficient to complete the required preclinical testing nor to begin or complete a Phase I clinical trial for ENT-103. Assuming that we can raise funds to support our operations and our clinical trials are successful and we do not experience unexpected delays, we estimate that it will take at least an additional four to five years to complete the preclinical and clinical development and testing of ENT-103 so that it can be commercialized. Any significant delays in our preclinical development, clinical trials or regulatory approval will affect our ability to generate revenue and may harm our ability to continue to raise the capital needed to complete the commercialization of ENT-103. We estimate that an additional $45 million will be required to complete development and FDA approval of ENT-103. These expenditures primarily represent research, clinical trials and general and administrative costs. As of June 30, 2005, we have spent a total of approximately $37.1million developing ENT-103 and its predecessor products, ENT-102 and Esterom solution.

Plan of Operation

We have an immediate need to raise additional funds to continue our operations. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. We also intend to seek additional funding from corporate partnerships or licensing arrangements or through public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. As we were unable to obtain the significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be sufficient impediment to prevent us from accomplishing the goal of successfully executing a new business strategy. We will need to raise additional funds to conduct its business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any additional funds will be available to us to allow us to cover our expenses as they are incurred.

Results of Operations

Three months ended June 30, 2005, compared to three months ended June 30, 2004.

The net loss for the three months ended June 30, 2005 was approximately $1 million, or $0.03 per share on approximately 30.6 million weighted average shares outstanding. In comparison, the net loss for the three months ended June 30, 2004 was approximately $915,000 , or $0.03 per share on approximately 30.6 million weighted average shares outstanding.

Total research and development expenses were approximately $75,000 for the three months ended June 30, 2005, as compared to approximately $43,000 for the same period in 2004, an increase of $32,000 or 74%.

Total general and administrative expenses were approximately $1 million for the three months ended June 30, 2005, as compared to approximately $.9 million for the same period in 2004, an increase of $100,000 or 11%. Approximately $375,000 of the general and administrative expense incurred during the three months ended June 30, 2004 reflected charges to non-cash compensation for the fair value of stock options and warrants issued for services. No such non-cash charges were incurred during the three months ended June 30, 2005.

Interest income during the three months ended June 30, 2005 was approximately $4,000 as compared to approximately $3,400 during the same period in 2004, an increase of $600 or 18%. This increase in interest income reflects higher average balances for cash, cash equivalents and short-term investments during the three months ended June 30, 2005.

Six months ended June 30, 2005, compared to six months ended June 30, 2004.

The net loss for the first six months of 2005 was approximately $1.5 million, or $0.05 per share on approximately 30.6 million weighted average shares outstanding. In comparison, the net loss for the first six months of 2004 was approximately $2.1 million, or $0.08 per share on approximately 24.5 million weighted average shares outstanding.

Total research and development expenses were approximately $131,000 during the first six months of 2005, as compared to approximately $352,000 for the first six months of 2004, a decrease of $221,000 or 63%. The decrease in research and development expenses during the first six months of 2005 compared with the same period during 2004 reflects the fact that preclinical research was restricted during the first six months of 2005 due to cash constraints.

Total general and administrative expenses were approximately $1.3 million for the first six months of 2005, as compared to approximately $1.7 million for the first six months of 2004, a decrease of $.4 million or 24%. Approximately $527,000 of the general and administrative expense incurred during the first six months of 2004 reflected charges to non-cash compensation for the fair value of stock options and warrants issued for services. No such non-cash charges were incurred during the first six months of 2005.

Interest income during the first six months of 2005 was approximately $20,800 as compared to approximately $5,400 during the first six months of 2004, an increase of $15,400 or 285%. This increase in interest income reflects higher average balances for cash, cash equivalents and short-term investments during the first six months of 2005.

Liquidity and Capital Resources

As of June 30, 2005, we had total current assets of approximately $185,700. Our financial statements have been presented on a going concern basis. We have an immediate need to raise additional funds to continue our operations. There can be no assurance that such additional capital will be available on a timely basis or on terms acceptable to us, if at all. As we were unable to obtain the significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We are in the development stage and have been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2005 of approximately $37.2 million. Our management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that we will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through June 30, 2005, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of June 30, 2005, our working capital was approximately $185,700.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

Net cash used in operating activities was approximately $1.5 million during the first six months of 2005, compared with approximately $2 million during the first six months of 2004. The cash used in operations was primarily related to conducting preclinical research studies and maintaining our administrative infrastructure.

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

Going Concern:

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2004 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2004 of $35,686,178. At June 30, 2005, the Company had an accumulated deficit of $32,161,697. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

We need to raise additional funds immediately to support our operations. If we are unable to raise these funds, we will be forced to cease our operations.

We have an immediate need to raise additional funds to continue our operations. As of June 30, 2005, we had total current assets of $185,705. Our financial statements have been presented on a going concern basis. Our available funds are not sufficient to allow us to begin any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We ceased our business operations in the second quarter of 2005. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. We also intend to seek additional funding from corporate partnerships or licensing arrangements or through public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. As we were unable to obtain significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be sufficient impediment to prevent us from accomplishing the goal of successfully executing a new business strategy. We will need to raise additional funds to conduct its business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any additional funds will be available to us to allow us to cover our expenses as they are incurred.

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. We expect to continue to incur substantial operating losses during our research, development and preclinical testing of ENT-103. From our inception through June 30, 2005, we have incurred cumulative net losses applicable to common stockholders of $37.2 million. We will not be able to pursue generating revenues from sales of ENT-103 unless it is approved by the FDA for marketing. FDA approval will take several years, if ENT-103 is approved at all, and we may never achieve profitable operations.

The securities lawsuits filed against the Company and two of its directors are diverting the Company’s resources and attention, and if the Company is required to continue to defend against these lawsuits, its business and financial condition will continue to be harmed.

We are currently a named defendant in three securities lawsuits. The first lawsuit was filed in the Superior Court of the State of California (hereinafter, the “State Action”). The second lawsuit was filed in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The third lawsuit was filed in the District Court for the City and County of Denver, Colorado (hereinafter, the “Colorado Action”). The allegations in each of the three actions-—e.g., the State Action, the Federal Action and the Colorado Action, are virtually identical. Essentially, we are accused of making false and misleading statements regarding the clinical development of its developmental drug Esterom®.

The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal on August 24, 2004. The plaintiffs in the State Action have filed their opening appellate brief and the Company has filed its response. The plaintiffs’ reply brief is due on August 11, 2005.

In the Federal Action, our summary judgment motion was denied on April 11, 2005. The parties appeared before the court for a status conference on May 23, 2005, at which time the court established mandatory mediation procedures, a discovery schedule and set a trial date of June 20, 2006. Deposition discovery has commenced and is ongoing.

On June 1, 2005, the Company removed the Colorado Action from state court to federal court based upon the recently passed Class Action Fairness Act. After accepting jurisdiction, the federal court issued an order to show cause why the case should not be transferred to the United States District Court for the Central District of California so that it may be consolidated with the Federal Action. The parties submitted their responses to the order to show cause on July 15, 2005. In its response, the Company supported a transfer to the Central District of California; however, a co-defendant in the Colorado Action is a Colorado corporation and has filed a brief in opposition to the transfer. We are awaiting the court’s ruling.

We may not be successful in defending against the plaintiffs’ claims in these cases. The existence of the lawsuits, irrespective of the merits, makes it more difficult for us to raise the additional funds needed to support its continued operations. As of the date of this report, we are not party to any other material legal proceedings.

We have appointed two new Board members and our other Board directors and executive employees have resigned

On May 13, 2005, the Board of Directors of the Company appointed Mr. Jeffrey Ploen and Mr. David Norris to the Board.

Following these appointments, Drs. Higgins D. Bailey, Randall L. Carpenter and Thomas G. Tachovsky and Messrs. David M. Chapman, Joseph R. Ianelli, Paul V. Maier and Bruce R. Manning resigned from the Board, with each resignation to be effective immediately following the Board Meeting held on May 13, 2005.

We lost the services of our only two full-time executive employees, Thomas Tachovsky and Patricia Kriss, our Chief Executive Officer and Chief Financial Officer, respectively. Dr. Carpenter served on the Company’s Sceintific Committee. Dr. Tachovsky served on the Company’s Executive and Scientific Committees.

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

Our Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. Our stockholders approved the proposal to increase the number authorized shares of common stock at a special meeting held on November 19, 2004. The approval of this proposal by the Company’s stockholders provides the Board of Directors with a significant number of additional shares of common stock to issue in fund raising activities and for other corporate purposes. Our Certificate of Incorporation also provides for the issuance of up to 10,000,000 shares of preferred stock. The issuance of these additional shares of common stock and/or preferred stock will have a dilutive effect on the equity and voting power of the existing holders of our common stock. It may also adversely affect the market price of our common stock. As of June 30, 2005, there were 30,645,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock.

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

Item 3.   CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended June 30, 2005, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.   Legal Proceedings

We are currently a named defendant in three securities lawsuits. The first lawsuit was filed in the Superior Court of the State of California (hereinafter, the “State Action”). The second lawsuit was filed in the U.S. District Court for the Central District of California (hereinafter, the “Federal Action”). The third lawsuit was filed in the District Court for the City and County of Denver, Colorado (hereinafter, the “Colorado Action”). The allegations in each of the three actions-—e.g., the State Action, the Federal Action and the Colorado Action, are virtually identical. Essentially, we are accused of making false and misleading statements regarding the clinical development of its developmental drug Esterom®.

The Superior Court formally dismissed the State Action and entered judgment in favor of the Company and its two directors on August 13, 2004. The plaintiffs, however, filed a notice of appeal on August 24, 2004. The plaintiffs in the State Action have filed their opening appellate brief and the Company has filed its response. The plaintiffs’ reply brief is due on August 11, 2005.

In the Federal Action, our summary judgment motion was denied on April 11, 2005. The parties appeared before the court for a status conference on May 23, 2005, at which time the court established mandatory mediation procedures, a discovery schedule and set a trial date of June 20, 2006. Deposition discovery has commenced and is ongoing.

On June 1, 2005, the Company removed the Colorado Action from state court to federal court based upon the recently passed Class Action Fairness Act. After accepting jurisdiction, the federal court issued an order to show cause why the case should not be transferred to the United States District Court for the Central District of California so that it may be consolidated with the Federal Action. The parties submitted their responses to the order to show cause on July 15, 2005. In its response, the Company supported a transfer to the Central District of California; however, a co-defendant in the Colorado Action is a Colorado corporation and has filed a brief in opposition to the transfer. We are awaiting the court’s ruling.

We may not be successful in defending against the plaintiffs’ claims in these cases. The existence of the lawsuits, irrespective of the merits, makes it more difficult for us to raise the additional funds needed to support its continued operations. As of the date of this report, we are not party to any other material legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the quarterly period ended March 31, 2005 through the solicitation of proxies or otherwise.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibits

Exhibit Number	Description

2.1	Agreement of Plan of Merger, dated May 2, 2002, by and between Entropin, Inc., a Delaware Corporation and Entropin, Inc., a Colorado corporation (1)

3.1	Certificate of Incorporation of Entropin, Inc., a Delaware corporation (2)

3.2	Bylaws of Entropin, Inc., a Delaware corporation (2)

3.3	Certificate of Designations of Series A’ Preferred Stock of Entropin, Inc. (3)

3.4	Certificate of Amendment to Certificate of Incorporation (4)

4.1	Form of Common Stock Purchase Warrant (5)

4.2	Warrant for Common Stock issued to Navidec Financial Services, Inc. (6)

10.1	Agreement and Plan of Merger, dated December 9, 1997 between Vanden Capital Group, Inc. and Entropin, Inc. (7)

10.2	Lease Agreement, dated February 1, 1998, between the Registrant and Thomas T. Anderson (8)

10.3	1998 Compensatory Stock Plan (9)

10.4	Employment Agreement, dated December 1, 1999, between Entropin, Inc. and Thomas Tachovsky. (10)

10.5	Amended and Restated Investment Banking Agreement, dated December 11, 2003, between Entropin, Inc. and InvestLinc Securities, LLC. (10)

10.6	Form of Indemnification Agreement for the officers and directors (11)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
___________

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

ENTROPIN, INC., a Delaware corporation

Date: August 9, 2005	By: /s/ David Norris
David Norris
Chief Executive Officer

Date: August 9, 2005	By: /s/ David Norris
David Norris
Chief Financial Officer