Form 10QSB
period 2005-09-30
ENTROPIN INC
filed 2005-11-15
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 000-29807
________________

ENTROPIN, INC.
(Exact name of small business issuer as specified in its charter)

________________

DELAWARE	68-0510827
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

13314 Lost Key Place, Bradenton, FL. 34202
(Address of principal executive offices)

(941) 388-9512
(Issuer’s telephone number)

Former Address
45926 Oasis Street, Indio, CA 92201

Former Telephone Number
(760) 775-8333
________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes ☒ No ☐
As of November 15, 2005, 30,645,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets - December 31, 2004 and September 30, 2005 (unaudited)	2

	Statements of Operations - For the Three Months Ended September 30, 2004 and 2005 (unaudited)	3

	Statements of Operations - For the Nine Months Ended September 30, 2004 and 2005 (and for the Period from August 27, 1984 (Inception) through September 30, 2005 (unaudited)	4

	Statement of Changes in Stockholders’ Equity - For the Nine Months Ended September 30, 2005 (unaudited)	5

	Statements of Cash Flows - For the Nine Months Ended September 30, 2004 and 2005 and for the Period from August 27, 1984 (Inception) through September 30, 2005 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures	19

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
December 31, 2004 and September 30, 2005

	December 31, 2004	September 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,611	$146,403
Short-term investments	1,273,000	—
Total current assets	1,717,611	146,403

Patent costs, less accumulated amortization of $252,143 (2004) and $724,290 (2005)	674,102	—
Property and equipment, net	1,906	—

Total assets	$2,393,619	$146,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,823	$5,000
Total current liabilities	$46,823	$5,000

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, issued and outstanding; liquidation preference of $3,210,487	3,210,487	3,210,487
Common stock, $.0001 par value; 200,000,000 shares authorized, 30,645,341 shares issued and outstanding	3,065	3,065
Additional paid-in capital	34,819,422	34,819,422
Deficit accumulated during the development stage	(35,686,178)	(37,891,571)

Total stockholders’ equity	2,346,796	141,403

Total liabilities and stockholders’ equity	$2,393,619	$146,403

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2004 and 2005
(Unaudited)

	2004	2005
Costs and expenses:
Research and development	$62,128	$—
General and administrative	449,919	34,302

Operating loss	(512,047)	(34,302)

Other income (expense):
Interest income	7,774	—
Interest expense	—	—
Impairment of patent costs	—	(695,572)
Other Expense	—	—

Total other income (expense), net	7,774	(695,572)

Net loss	(504,273)	(729,874)
Dividends applicable to Series B preferred stockholders	—	—

Net loss applicable to common stockholders	$(504,273)	$(729,874)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding	30,595,000	30,645,000

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through September 30, 2005
(Unaudited)

	2004	2005	Inception through Sept. 30, 2005
Costs and expenses:
Research and development	$414,580	$131,006	$16,043,819
General and administrative	2,161,973	1,398,647	21,223,387

Operating loss	(2,576,553)	(1,529,653)	(37,267,206)

Other income (expense):
Interest income	13,162	20,762	1,529,258
Interest expense	—	—	(242,811)
Impairment of patent costs	—	(695,572)	(695,572)
Other Expense	—	(931)	(127,241)

Total other income (expense), net	13,162	(675,740)	463,635

Net loss	(2,563,391)	(2,205,393)	(36,803,571)
Dividends applicable to Series B preferred stockholders	—	—	(1,103,184)

Net loss applicable to common stockholders	$(2,563,391)	$(2,205,393)	$(37,906,755)

Basic and diluted net loss per common share	$(0.10)	$(0.07)	$(4.64)

Weighted average common shares outstanding	26,538,000	30,645,000	8,170,000

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(Unaudited)

	Series A Redeemble Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders’ equity
Balance, January 1, 2005	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(35,686,178	$2,346,796
Net loss for the period	—	—	—	—	—	(2,205,393	(2,205,393

Balance, September 30, 2005	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(37,891,571	$141,403

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through September 30, 2005
(Unaudited)

	2004	2005	Inception through Sept. 30, 2005
Cash flows from operating activities:
Net loss	$(2,563,391)	$(2,205,393)	$(36,803,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,780	30,624	352,584
Impairment of patent costs	—	645,384	645,384
Series B preferred stock redemption conversion incentive	—	—	126,309
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	541,071	—	10,642,845
Services received in exchange for compensation agreements	—	—	2,231,678
Increase (decrease) in accounts payable	(106,539)	(41,823)	212,697
Other	—	—	58,610

Net cash used in operating activities	(2,088,079)	(1,571,208)	(22,531,627)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	(1,665,094)	1,273,000	—
Patent costs	(197,593)	—	(976,433)
Purchase of property and equipment	—	—	(130,515)

Net cash provided by (used in) investing activities	(1,862,687)	1,273,000	(1,056,760)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,489,893	—	21,732,261
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,679
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	(40,000)	—	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	3,454,893	—	23,734,790

Net (decrease) increase in cash and cash equivalents	(495,873)	(298,208)	146,403
Cash and cash equivalents at beginning of period	1,032,343	444,611	—

Cash and cash equivalents at end of period	$536,470	$146,403	$146,403

(Continued on following page)
See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the NineMonths Ended September 30, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through September 30, 2005
(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2004	2005	Inception through Sept. 30, 2005
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through September 30, 2005, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through September 30, 2005, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the period from August 27, 1984 (inception) through September 30, 2005, the Company issued 94,850 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the period from August 27, 1984 (inception) through September 30, 2005, the Company issued 1,337,333 shares of common stock totaling $1,336,609, for conversion of shares of Series B preferred stock.

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005, and subsequently amended on April 29, 2005.

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

The Company is no longer seeking FDA approval for these products due to a lack of capital. The Company is currently seeking additional capital and evaluating the possibility of a merger with another company.

As of September 30, 2005, the Company had total current assets of $146,403. The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at September 30, 2005 of $37,891,571. Management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that the Company will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. As the Company was unable to raise sufficient additional funds on a timely basis, it was forced to cease its operations prior to the end of the second quarter of 2005.

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

Patents:

The Company believes that patents and other proprietary rights are important to its business. It is the Company’s policy to file patent applications to protect its technology, inventions and improvements to inventions that are considered important to the development of its business. Patent costs are capitalized and amortized on a straight-line basis over an estimated useful life of 16 years. Amortization expense related to amortizable patents was $37,578 and $695,572 for the nine months ended September 30, 2004 and 2005, respectively, and $997,968 from inception through September 30, 2005. The Company decided to write off the balance of the patents as of September 30, 2005, due to a lack of capital to fund the approval process for the patents.

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. At December 31, 2004, the Company’s short-term investments consisted entirely of certificates of deposit carried at amortized cost with average remaining maturity period of 71 days. The Company had no short-term investments at September 30, 2005.

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

2.   Litigation

Entropin and two of its former directors and officers are currently defendants in two securities fraud lawsuits that concern the Company’s March 2000 public offering. The first of these lawsuits, Deveny et al. v. Entropin Inc., et al.(“Deveny”), was filed in the California Superior Court in January 2003. The second of these lawsuits, In re: Entropin Securities Litigation, was filed in the United States District Court for the Central District of California in July 2004. In both lawsuits, the central allegation is that Entropin, in its March 9, 2000 registration statement, made false and misleading statements regarding: (1) the results of Entropin’s Phase II clinical studies on the Company’s experimental drug Esterom; (2) Entropin’s Phase IIIA clinical studies on Esterom; and (3) Entropin’s ability to file a new drug application (“NDA”) for Esterom in 2001.

With respect to the Deveny lawsuit, in June 2004, Judge Christopher Sheldon of the California Superior Court granted Entropin’s summary judgment motion and dismissed Plaintiffs’ complaint after finding that it had been filed after the pertinent statutes of limitations had expired. Plaintiffs are currently appealing this ruling to the California Appellate Court. The appeal has been fully briefed and the parties are awaiting a decision from the California Appellate Court. While the Company feels that Judge Sheldon’s decision to dismiss the Deveny lawsuit was correct and should be sustained on appeal, it cannot predict how the California Appellate Court will rule.

The parties in In re: Entropin Securities Litigation are currently undertaking substantial discovery in support of their claims and/or defenses. On May 23, 2005, Judge Richard S. Lew issued a scheduling order setting a tentative trial date for June 20, 2006. At the direction of the United States District Court, the parties are actively considering the possibility of a negotiated settlement. However, the Company feels that its March 9, 2000 registration statement was neither false nor misleading and intends, if necessary, to vigorously defend itself against Plaintiffs’ allegations to the contrary. At this time, we cannot predict whether the possibility of an adverse uniform is likely or remote.

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

We were incorporated in California in 1984 as Entropin, Inc., old (“Entropin”), and in 1998 completed a merger with and into Vanden Capital Group, Inc. (“Vanden”), pursuant to which all of the issued and outstanding common shares of old Entropin were converted into a majority of Vanden’s common stock. Vanden subsequently changed its name to Entropin, Inc. For accounting purposes, the acquisition was treated as a recapitalization of old Entropin based upon historical cost, with old Entropin as the acquirer. In conjunction with the merger, Entropin, became a Colorado corporation. In June 2002, we changed our state of incorporation from Colorado to Delaware.

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we were attempting to develop. As of September 30, 2005, our accumulated deficit was approximately $37.9 million.

We have an immediate need to raise additional funds to continue our operations. As of September 30, 2005, we had total current assets of $146,403. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug application with the FDA or to commence human clinical trials for ENT-103. As we were unable to immediately obtain significant additional funds to support our operations, we were forced to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or funds through equity placements to cover such cash needs. Lack of existing capital may be sufficient impediment to prevent us from accomplishing the goal of successfully executing a new business strategy. We will need to raise additional funds to conduct our business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any funds will be available to us to allow us to cover our expenses as they are incurred.

Going Concern:

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2004 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2004 of $35,686,178. At September 30, 2005, the Company had an accumulated deficit of $37,891,571. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

Research and Development

Prior to the Company’s current focus on ENT-103, we completed four preclinical animal studies, Phase I, Phase II and Phase II/III human clinical trials for our first product, known as Esterom solution. In January 2002, we reported that our researchers at Harvard Medical School had identified the active ingredient in Esterom solution, which we named ENT-102. Results of our initial preclinical studies revealed that ENT-102 effectively blocks nerve impulse conduction and when injected into animals may have long-lasting properties to reduce and manage pain.

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

Plan of Operation

We have an immediate need to raise additional funds to continue our operations. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug application with the FDA or to commence human clinical trials for ENT-103. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. We also intend to seek additional funding from corporate partnerships or licensing arrangements or through public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. As we were unable to obtain the significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or funds from equity placements to cover such cash needs. Lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of successfully executing a new business strategy. We will need to raise additional funds to conduct its business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any additional funds will be available to us to allow us to cover our expenses as they are incurred.

Results of Operations

Three months ended September 30, 2005, compared to three months ended September 30, 2004.

The net loss for the three months ended September 30, 2005 was approximately $0.73 million, or $0.02 per share on approximately 30.6 million weighted average shares outstanding. In comparison, the net loss for the three months ended September 30, 2004 was approximately $.5 million, or $0.03 per share on approximately 30.6 million weighted average shares outstanding.

Total research and development expenses were $0 for the three months ended September 30, 2005, as compared to approximately $62,000 for the same period in 2004, a decrease of $62,000 or 100%.

Total general and administrative expenses were approximately $34,000 for the three months ended September 30, 2005, as compared to approximately $450,000 for the same period in 2004, a decrease of $416,000 or 92%.

Interest income during the three months ended September 30, 2005 was $0 as compared to approximately $7,800 during the same period in 2004, a decrease of $7,800 or 100%. This decrease in interest income reflects zero short-term investments during the three months ended September 30, 2005.

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004.

The net loss for the first nine months of 2005 was approximately $2.2 million, or $0.07 per share on approximately 30.6 million weighted average shares outstanding. In comparison, the net loss for the first nine months of 2004 was approximately $2.56 million, or $0.10 per share on approximately 26.5 million weighted average shares outstanding.

Total research and development expenses were approximately $131,000 during the first nine months of 2005, as compared to approximately $415,000 for the first nine months of 2004, a decrease of $284,000 or 68%. The decrease in research and development expenses during the first nine months of 2005 compared with the same period during 2004 reflects the fact that preclinical research was restricted during the first nine months of 2005 due to cash constraints and the discontinued operations during the second quarter.

Total general and administrative expenses were approximately $1.4 million for the first nine months of 2005, as compared to approximately $2.2 million for the first nine months of 2004, a decrease of $.8 million or 36%. Approximately $527,000 of the general and administrative expense incurred during the first nine months of 2004 reflected charges to non-cash compensation for the fair value of stock options and warrants issued for services. No such non-cash charges were incurred during the first nine months of 2005.

Interest income during the first nine months of 2005 was approximately $20,800 as compared to approximately $13,200 during the first nine months of 2004, an increase of $7,600 or 58%. This increase in interest income reflects higher average balances for cash, cash equivalents and short-term investments during the first nine months of 2005.

Liquidity and Capital Resources

As of September 30, 2005, we had total current assets of $146,403. Our financial statements have been presented on a going concern basis. We have an immediate need to raise additional funds to continue our operations. There can be no assurance that such additional capital will be available on a timely basis or on terms acceptable to us, if at all. As we were unable to obtain the significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We are in the development stage and have been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at September 30, 2005 of approximately $37.9 million. Our management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that we will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through September 30, 2005, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of September 30, 2005, our working capital was approximately $141,000.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

Net cash used in operating activities was approximately $1.6 million during the first nine months of 2005, compared with approximately $2.1 million during the first nine months of 2004. The cash used in operations was primarily related to conducting preclinical research studies and maintaining our administrative infrastructure.

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

Going Concern:

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2004 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2004 of $35,686,178. At September 30, 2005, the Company had an accumulated deficit of $37,891,571. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

We need to raise additional funds immediately to support our operations. If we are unable to raise these funds, we may not be able to resume our operations. (We ceased operations last quarter.)

We have an immediate need to raise additional funds to continue our operations. As of September 30, 2005, we had total current assets of $146,403. Our financial statements have been presented on a going concern basis. Our available funds are not sufficient to allow us to begin any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We ceased our business operations in the second quarter of 2005. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. We also intend to seek additional funding from corporate partnerships or licensing arrangements or through public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. As we were unable to obtain significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or funds from equity placements to cover such cash needs. Lack of existing capital may be sufficient impediment to prevent us from accomplishing the goal of successfully executing a new business strategy. We will need to raise additional funds to conduct its business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any funds will be available to us to allow us to cover our expenses as they are incurred.

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. From our inception through September 30, 2005, we have incurred cumulative net losses applicable to common stockholders of $37.9 million. We ceased operations last quarter.

The securities lawsuits filed against the Company and two of its directors are diverting the Company’s resources and attention, and if the Company is required to continue to defend against these lawsuits, its business and financial condition will continue to be harmed.

Entropin and two of its former directors and officers are currently defendants in two securities fraud lawsuits that concern the Company’s March 2000 public offering. The first of these lawsuits, Deveny et al. v. Entropin Inc., et al.(“Deveny”), was filed in the California Superior Court in January 2003. The second of these lawsuits, In re: Entropin Securities Litigation, was filed in the United States District Court for the Central District of California in July 2004. In both lawsuits, the central allegation is that Entropin, in its March 9, 2000 registration statement, made false and misleading statements regarding: (1) the results of Entropin’s Phase II clinical studies on the Company’s experimental drug Esterom; (2) Entropin’s Phase IIIA clinical studies on Esterom; and (3) Entropin’s ability to file a new drug application (“NDA”) for Esterom in 2001.

With respect to the Deveny lawsuit, in June 2004, Judge Christopher Sheldon of the California Superior Court granted Entropin’s summary judgment motion and dismissed Plaintiffs’ complaint after finding that it had been filed after the pertinent statutes of limitations had expired. Plaintiffs are currently appealing this ruling to the California Appellate Court. The appeal has been fully briefed and the Parties are awaiting a decision from the California Appellate Court. While the Company feels that Judge Sheldon’s decision to dismiss the Deveny lawsuit was correct and should be sustained on appeal, it cannot predict how the California Appellate Court will rule.

The Parties in In re: Entropin Securities Litigation are currently undertaking substantial discovery in support of their claims and/or defenses. On May 23, 2005, Judge Richard S. Lew issued a scheduling order setting a tentative trial date for June 20, 2006. At the direction of the United States District Court, the Parties are actively considering the possibility of a negotiated settlement. However, the Company feels that its March 9, 2005 registration statement was neither false nor misleading and intends, if necessary, to vigorously defend itself against Plaintiffs’ allegations to the contrary. At this time, we cannot predict whether the possibility of an adverse uniform is likely or remote.

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

Our Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. Our stockholders approved the proposal to increase the number authorized shares of common stock at a special meeting held on November 19, 2004. The approval of this proposal by the Company’s stockholders provides the Board of Directors with a significant number of additional shares of common stock to issue in fund raising activities and for other corporate purposes. Our Certificate of Incorporation also provides for the issuance of up to 10,000,000 shares of preferred stock. The issuance of these additional shares of common stock and/or preferred stock will have a dilutive effect on the equity and voting power of the existing holders of our common stock. It may also adversely affect the market price of our common stock. As of September 30, 2005, there were 30,645,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock.

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

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended September 30, 2005, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.   Legal Proceedings

Entropin and two of its former directors and officers are currently defendants in two securities fraud lawsuits that concern the Company’s March 2000 public offering. The first of these lawsuits, Deveny et al. v. Entropin Inc., et al.(“Deveny”), was filed in the California Superior Court in January 2003. The second of these lawsuits, In re: Entropin Securities Litigation, was filed in the United States District Court for the Central District of California in July 2004. In both lawsuits, the central allegation is that Entropin, in its March 9, 2000 registration statement, made false and misleading statements regarding: (1) the results of Entropin’s Phase II clinical studies on the Company’s experimental drug Esterom; (2) Entropin’s Phase IIIA clinical studies on Esterom; and (3) Entropin’s ability to file a new drug application (“NDA”) for Esterom in 2001.

With respect to the Deveny lawsuit, in June 2004, Judge Christopher Sheldon of the California Superior Court granted Entropin’s summary judgment motion and dismissed Plaintiffs’ complaint after finding that it had been filed after the pertinent statutes of limitations had expired. Plaintiffs are currently appealing this ruling to the California Appellate Court. The appeal has been fully briefed and the Parties are awaiting a decision from the California Appellate Court. While the Company feels that Judge Sheldon’s decision to dismiss the Deveny lawsuit was correct and should be sustained on appeal, it cannot predict how the California Appellate Court will rule.

The Parties in In re: Entropin Securities Litigation are currently undertaking substantial discovery in support of their claims and/or defenses. On May 23, 2005, Judge Richard S. Lew issued a scheduling order setting a tentative trial date for June 20, 2006. At the direction of the United States District Court, the Parties are actively considering the possibility of a negotiated settlement. However, the Company feels that its March 9, 2005 registration statement was neither false nor misleading and intends, if necessary, to vigorously defend itself against Plaintiffs’ allegations to the contrary. At this time, we cannot predict whether the possibility of an adverse uniform is likely or remote.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the quarterly period ended September 30, 2005 through the solicitation of proxies or otherwise.

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

ENTROPIN, INC., a Delaware corporation

Date: November 15, 2005	By: /s/ David Norris
David Norris
Chief Executive Officer

Date: November 15, 2005	By: /s/ David Norris
David Norris
Chief Financial Officer