Form 10KSB
period 2005-12-31
ENTROPIN INC
filed 2006-04-11
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended: December 31, 2005.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number: 000-29807

ENTROPIN, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	68-0510827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13314 Lost Key Place, Bradenton, FL. 34202
(Address of Principal Executive Offices; Zip Code)

(941) 388-9512
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock	OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months,and (2) has been subject to such filing requirements for the past 90 days. (1)    Yes  ☒    No  ☐
 (2)    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes  ☒    No  ☐

The Company’s revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $734,136, computed by reference to the closing bid price of the registrant’s common stock on the OTC Bulletin Board on March 31, 2006. For purposes of this calculation, shares of common stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of common stock, $.0001 par value, outstanding as of March 31, 2006: 30,645,341.

ENTROPIN, INC.

FORM 10-KSB

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our Company’s growth strategies, (b) our Company’s future financing plans and (c) our Company’s anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

You should carefully review and consider the various disclosures in this report regarding factors that could cause actual results to differ materially from anticipated results..

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

Entropin was a pharmaceutical research and development company focused on the development of proprietary compounds for pain therapy. Its primary activities since inception have been research and development, including preclinical studies, and tests focused on securing U.S. Food and Drug Administration (FDA) approval for our proprietary compounds. As stated in our filings with the Securities and Exchange Commission, we have an immediate need to raise additional funds to resume our operations. As of December 31, 2005, we had total current assets of $112,841. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. As we were unable to immediately obtain significant additional funds to support our operations, we were forced to cease our operations prior to the end of the second quarter of 2005.

The History of the Discovery of ENT-103.

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

Based on the positive dose trending and lack of toxicity observed in our Phase III trials, we designed, and received FDA approval for, a Phase II/III clinical study using a different subjective questionnaire to measure the quality of life improvement, as required by the FDA. Results of this trial were released in September of 2002 and were similar to our earlier Phase III trial; Esterom demonstrated safety, but did not demonstrate the levels of efficacy required by the FDA for approval, thereby requiring additional clinical trial data if the Company wished to continue the development of the solution.

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

The goal of Dr. Sagen’s formalin studies, which were conducted from September 2003 to January 2004, was to evaluate effective dose ranges and local routes of administration of ENT-103 in reducing neurogenic inflammatory pain. And although topical administration did not reduce pain responses at statistically significant levels in the Miami studies, ENT-103 did show a trend in increasing effectiveness at higher dose rates. Based on these results, we turned our focus to determining whether increasing ENT-103 absorption at the site of inflammation may result in more robust suppression of inflammatory pain. Our next step was testing the newly developed topical formulation of ENT-103 from DPS in Dr. Sagen’s formalin model to expand our understanding of the pharmacology of ENT-103. As we were unable to immediately obtain significant additional funds to support our research and operations, we were forced to cease our research and operations prior to the end of the second quarter of 2005.

Product Development Status

As discussed above, the Company ceased operations in May of 2005. The Company is no longer seeking FDA approval for the ENT-103 due to a lack of capital.

Intellectual Property

At the end of 2004 the Company held 67 issued and pending patent applications worldwide, including 8 issued U.S. patents and 37 issued foreign patents.

 The Company ceased operations in the second quarter of 2005, and decided to write off the balance of the patents as of September 30, 2005, due to a lack of capital to fund the approval process for the patents.

Business Organization

From the beginning of 2005 to the last operating day in the second quarter of 2005, we maintained a limited management team and support structure comprised of three full-time employees and have historically contracted with professional organizations and third parties who have provided services and expertise in areas such as research and development, preclinical and toxicology studies, clinical trial organization and management, regulatory matters, clinical supply and manufacturing of our products, product packaging, and enhanced drug formulation. In May of 2005 we ceased operations due to a lack of funding and the Company is now a shell company.

Government Regulation

We were subject to two principal areas of governmental regulation, as described below, up to May of 2005.

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

The Company is no longer seeking FDA approval for its products due to a lack of capital. The Company is currently seeking additional capital and evaluating the possibility of a merger with another company.

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

We are subject to a going concern opinion and have ceased our business operations.

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2005 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2005 of approximately $38.5 million. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

It is management’s plan to put all of its effort into settling the outstanding litigation against the Company in the immediate future. Once the litigation is resolved, the Company intends to seek a merger or acquisition with another strategic company. There can be no assurance that the litigation will be resolved or that a merger or acquisition will be consummated. Even if provided wih the capital necessary to continue the development of our products, we give no assurance that we would continue operations and seek FDA approval for our products.

We need to raise additional funds immediately in order to resume our operations.

As of December 31, 2005, we had total current assets of $112,841. We ceased our business operations in the second quarter of 2005. Our financial statements have been presented on a going concern basis. Our available funds are not sufficient to allow us to begin any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities.  Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. As we were unable to obtain significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or funds from equity placements to cover such cash needs. Lack of existing capital may be sufficient impediment to prevent us from conducting our business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any funds will be available to us to allow us to cover our expenses as they are incurred.

We have a history of losses and we may never achieve or maintain profitability.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. From our inception through December 31, 2005, we have incurred cumulative net losses applicable to common stockholders of $38.5 million. We ceased operations in the second quarter of 2005.

The securities lawsuits filed against the Company and two of its directors are diverting the Company’s resources and attention, and if the Company is required to continue to defend against these lawsuits, its business and financial condition will continue to be harmed.

Entropin and two of its former directors and officers are currently defendants in two securities fraud lawsuits that concern the Company’s March 2000 public offering. The first of these lawsuits, Deveny et al. v. Entropin Inc., et al.(“Deveny”), was filed in the California Superior Court in January 2003. The second of these lawsuits, In re: Entropin Securities Litigation, was filed in the United States District Court for the Central District of California in August 2004. In both lawsuits, the central allegation is that Entropin, in its March 2000 registration statement, made false and misleading statements regarding: (1) the results of Entropin’s Phase II clinical studies on the Company’s experimental drug Esterom; (2) Entropin’s Phase IIIA clinical studies on Esterom; and (3) Entropin’s ability to file a new drug application (“NDA”) for Esterom in 2001.

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

The Parties in In re: Entropin Securities Litigation are currently undertaking substantial discovery in support of their claims and/or defenses. On May 23, 2005, Judge Richard S. Lew issued a scheduling order setting a tentative trial date for June 20, 2006. At the direction of the United States District Court, the Parties are actively considering the possibility of a negotiated settlement. However, the Company feels that its March 2000 registration statement was neither false nor misleading and intends, if necessary, to vigorously defend itself against Plaintiffs’ allegations to the contrary. We cannot predict the outcome at this time.

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

Patents, trademarks and other intellectual property rights are important in our industry and important to our success. Others may challenge, seek to invalidate, infringe or circumvent any patents we own, and the rights we have under those patents may not provide competitive advantages to us. If we are unable to successfully prosecute our patent applications, defend our existing patents or if others develop similar products beyond the protection of our existing patents, our business could be impaired. .

The Company ceased operations in the second quarter of 2005, and decided to write off the balance of the patents as of September 30, 2005, due to a lack of capital to fund the approval process for the patents.

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

Our Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. Our stockholders approved the proposal to increase the number authorized shares of common stock at a special meeting held on November 19, 2004. The approval of this proposal by the Company’s stockholders provides the Board of Directors with a significant number of additional shares of common stock to issue in fund raising activities and for other corporate purposes. Our Certificate of Incorporation also provides for the issuance of up to 10,000,000 shares of preferred stock. The issuance of these additional shares of common stock and/or preferred stock will have a dilutive effect on the equity and voting power of the existing holders of our common stock. It may also adversely affect the market price of our common stock. As of March 31, 2006, there were 30,645,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock issued and outstanding.

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

ITEM 2. DESCRIPTION OF PROPERTY.

At the end of the second quarter of 2005 the Company ceased operations and no longer leased any property.

ITEM 3.   LEGAL PROCEEDINGS.

Entropin and two of its former directors and officers are currently defendants in two securities fraud lawsuits that concern the Company’s March 2000 public offering. The first of these lawsuits, Deveny et al. v. Entropin Inc., et al.(“Deveny”), was filed in the California Superior Court in January 2003. The second of these lawsuits, In re: Entropin Securities Litigation, was filed in the United States District Court for the Central District of California in August 2004. In both lawsuits, the central allegation is that Entropin, in its March 2000 registration statement, made false and misleading statements regarding: (1) the results of Entropin’s Phase II clinical studies on the Company’s experimental drug Esterom; (2) Entropin’s Phase IIIA clinical studies on Esterom; and (3) Entropin’s ability to file a new drug application (“NDA”) for Esterom in 2001.

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

The Parties in In re: Entropin Securities Litigation are currently undertaking substantial discovery in support of their claims and/or defenses. On May 23, 2005, Judge Richard S. Lew issued a scheduling order setting a tentative trial date for June 20, 2006. At the direction of the United States District Court, the Parties are actively considering the possibility of a negotiated settlement. However, the Company feels that its March 2000 registration statement was neither false nor misleading and intends, if necessary, to vigorously defend itself against Plaintiffs’ allegations to the contrary. We cannot predict the outcome at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

Year ending December 31, 2004	High	Low
First Quarter	$0.32	$0.20
Second Quarter	$0.25	$0.15
Third Quarter	$0.19	$0.11
Fourth Quarter	$0.14	$0.08

Year ending December 31, 2005	High	Low
First Quarter	$0.151	$0.12
Second Quarter	$0.135	$0.027
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.026	$0.013

On March 31, 2006, the closing price of our common stock on the OTC Bulletin Board was $0.025 per share.

Stockholders and Warrantholders

As of March 31, 2006, approximately 350 holders of record owned approximately 30,645,341 of our common stock with the remaining shares held in street name through registered brokers. As of March 31, 2006, five holders of record owned approximately 3,210,487 shares of our Series A’ preferred stock. As of March 31, 2006, three holders of record owned warrants to purchase a total of 1,219,000 shares of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

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

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we were attempting to develop. As of December 31, 2005, our accumulated deficit was approximately $38.5 million.

As of December 31, 2005, we had total current assets of $112,841. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug application with the FDA or to commence human clinical trials for ENT-103. As we were unable to immediately obtain significant additional funds to support our operations, we were forced to cease our operations prior to the end of the second quarter of 2005.

We do not have capital sufficient to meet our cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or funds through equity placements to cover such cash needs. Lack of existing capital may be sufficient impediment to prevent us from conducting our business activities in the next twelve months.

At this time, we have no commitments to provide funds. Accordingly, there can be no assurances that any funds will be available to us to allow us to cover our expenses as they are incurred.

Going Concern:

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2005 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2005 of $38,509,247. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

It is management’s plan to put all of its effort into settling the outstanding litigation against the Company. Once the litigation is resolved, the Company intends to seek a merger or acquisition with another strategic company. There can be no assurance that the litigation will be resolved or that a merger or acquisition will be consummated.

Plan of Operation

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

Results of Operations For the Year Ended December 31, 2005, As Compared To The Year Ended December 31, 2004.

The net loss for the year ended December 31, 2005 was approximately $2.8 million, or $0.09 per share on approximately 30.6 million weighted average shares outstanding. This loss included the impairment of patent costs of approximately $696,000. In comparison, the net loss for the year ended December 31, 2004 was approximately $3 million, or $0.11 per share on approximately 27.6 million weighted average shares outstanding.

Total research and development expenses were $131,000 for the year ended December 31, 2005, as compared to approximately $496,000 for the same period in 2004, a decrease of $365,000 or 74%.

Total general and administrative expenses were approximately $2 million for the year ended December 31, 2005, as compared to approximately $2.5 million for the same period in 2004, a decrease of $0.5 million or 20%.

Interest income during the year ended December 31, 2005 was approximately $20,800 as compared to approximately $19,500 during the same period in 2004, an increase of $1,300 or 7%.

Liquidity and Capital Resources

As of December 31, 2005, we had total current assets of $112,841. Our financial statements have been presented on a going concern basis. We have an immediate need to raise additional funds to continue our operations. There can be no assurance that such additional capital will be available on a timely basis or on terms acceptable to us, if at all. As we were unable to obtain the significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We are in the development stage and have been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at December 31, 2005 of approximately $38.5 million. Our management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that we will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through December 31, 2005, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of December 31, 2005, we had a negative working capital of approximately $476,000.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

Net cash used in operating activities was approximately $1.6 million during the year ended December 31, 2005, compared with approximately $2.5 million during the same period of 2004. The cash used in operations was primarily related to conducting preclinical research studies and maintaining our administrative infrastructure.

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

New accounting pronouncements:

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after 15, 2003, to variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on our results of operations or financial position.

SFAS No. 151, Inventory Costs, amends the guidance in ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The impact of adoption of this statement is not expected to be significant.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring is fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

SFAS No. 154, Accounting Changes, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The impact of adoption of this statement is not expected to be significant.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005.

ITEM 7. FINANCIAL STATEMENTS

    The Financial Statements are set forth on pages F-1 to F22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 7, 2005, we notified Causey Demgen & Moore, Inc. (“CDM”) of its dismissal in connection with our decision to engage new auditors as the Company’s independent registered public accounting firm. On that date, we appointed L. L. Bradford & Company, LLC (“LL Bradford & Company”) for the fiscal year ending December 31, 2005 as our new independent registered public accounting firm. The change of independent accountants was approved by the Board of Directors on July 7, 2005.

CDM’s report on our financial statements for the year ended December 31, 2004 did not contain any adverse opinion, or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. However, the report was modified to include an explanatory paragraph wherein CDM expressed substantial doubt about our ability to continue as a going concern.

In connection with its audit of our financial statements for the year ended December 31, 2004, and during the interim period through July 7, 2005, there were no disagreements with CDM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of CDM, would have caused them to make reference in its report. There were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES.

(A)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

(B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended December 31, 2005, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

On May 13, 2005, the Board of Directors of Entropin, Inc. appointed to the Board Mr. David L. Norris as President, Chief Executive Officer, Chief Financial Officer and Director, and Mr. Jeffrey Ploen as Director.

Mr. Norris is the Executive Vice President of Bottom Line Advisors is a private consulting firm that offers a variety of consulting, management and financing services. Bottom Line specializes in Corporate Governance, Mergers & Acquisitions and Sarbanes-Oxley compliance. Mr. Norris served as a Director of Alliance Towers, Inc., a publicly traded company from September 2003 until March 23, 2005. Mr. Norris received his B.A. degree from SUNY at Oneonta and is a graduate of the Stonier Graduate School of Banking at Rutgers University.

Mr. Jeffrey Ploen has been President of J. Paul Consulting, a firm specializing in financing for small and micro cap companies, for the past ten years. Mr. Ploen served as Director of Navidec Corporation from January 2003 - December 2004, a public company and as President and Director of Paradigm Holdings, Inc. from July of 2004 until November of 2004, also a public company. Mr. Ploen has a B.S. degree from the University of Wyoming.

Following these appointments, Dr. Higgins D. Bailey, Chairman of the Board, and the entire Board of Directors resigned on May 13, 2005.

ITEM 10. EXECUTIVE COMPENSATION.

For the year ended December 31, 2005, Higgins D. Bailey, Chairman of the Board, received a salary of $25,000. Thomas G. Tachovsky, President, Director and Chief Executive Officer, received a salary of $80,667. Patricia G. Kriss, Chief Financial Officer of the Company, received a salary of $94,531.

No options were granted to any executive or director in 2005.

Compensation and other information of the “Named Executive Officers” in 2003 and 2004 were listed in the Form 10-KSB for the fiscal year ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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
(9) Incorporated by reference from exhibit filed with the Registrant’s Registration Statement on Form S-8 on December 30, 1998.
(10) Incorporated by reference to the exhibit filed with the Registrant’s Registration Statement on Form SB-2/A, No. 333-110159, on December 17, 2003.
(11) Incorporated by reference from Exhibit 10.1 as filed with the Registrant’s Current Report on Form 8-K filed on September 17, 2004.

(b) Reports on Form 8 K.

On May 13, 2005, we filed on Form 8-K (under Item 5.02) the appointments of Mr. Jeffrey Ploen and Mr. David Norris to the Board of Directors; and the resignation of the entire Board.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTROPIN, INC.

Date: April 10, 2006	By:	/s/
David L. Norris
President, Chief Executive Officer, and Chief Financial Officer

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2004 and 2005	F-4

Statements of Operations for the Years Ended December 31, 2004 and 2005 and for the Period from August 27, 1984 (Inception) Through December 31, 2005	F-5

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004 and 2005 and for the Period from August 27, 1984 (Inception) Through December 31, 2005	F-6

Statements of Cash Flows for the Years Ended December 31, 2004 and 2005 and for the Period from August 27, 1984 (Inception) Through December 31, 2005	F-8

Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Entropin, Inc.
Bradenton, Florida

We have audited the accompanying balance sheet of Entropin, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2005 and for the period from August 27, 1984 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the period from August 27, 1984 (inception) through December 31, 2004 reflect net losses applicable to common stockholders of $35,686,178 of the related total. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Entropin, Inc. as of December 31, 2005, and the results of its activities and cash flows for the year ended December 31, 2005 and for the period from August 27, 1984 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

L.L. Bradford & Company, LLC
February 2, 2006
Las Vegas, Nevada

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

CAUSEY DEMGEN & MOORE INC.

Denver, Colorado
March 8, 2005

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
December 31, 2004 and 2005

	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$444,611	$112,841
Short-term investments	1,273,000	—
Total current assets	1,717,611	112,841
Patent costs, less accumulated amortization of $252,143 (2004)	674,102	—
Property and equipment, net	1,906	—
Total assets	$2,393,619	$112,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,823	$589,114
Commitments and contingencies (Note 6)
Stockholders’ equity:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, and 3,210,487 shares issued and outstanding, $1.00 per share redemption value	3,210,487	3,210,487
Common stock, $.0001 par value; 200,000,000 shares authorized; 30,645,341 shares issued and outstanding	3,065	3,065
Additional paid-in capital	34,819,422	34,819,422
Deficit accumulated during the development stage	(35,686,178)	(38,509,247)
Total stockholders’ equity	2,346,796	(476,273)
Total liabilities and stockholders’ equity	$2,393,619	$112,841

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through December 31, 2005

	2004	2005	Inception through December 31, 2005
Costs and expenses:
Research and development	$496,017	$131,006	$16,043,819
General and administrative	2,514,088	2,016,323	21,841,063
Impairment of patent costs	—	695,572	695,572

Operating loss	(3,010,105)	(2,842,901)	(38,580,454)

Other income (expense):
Interest income	19,462	20,763	1,529,259
Interest expense	—	—	(242,811)
Other expense	—	(931)	(931)
Series B preferred stock redemption conversion incentive	—	—	(126,310)
Total other income (expense), net	19,462	19,832	1,159,207

Net loss	(2,990,643)	(2,823,069)	(37,421,247)
Dividends applicable to Series B preferred stockholders	—	—	(1,103,184)
Net loss applicable to common stockholders	$(2,990,643)	$(2,823,069)	$(38,524,431)
Basic and diluted net loss per common share	$(.11)	$(.09)	$(4.57)
Weighted average common shares outstanding	27,614,000	30,645,000	8,435,000

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through December 31, 2005

	Common stock		Additional paid-in	Stock	Unearned stock	Deficit accumulated during the development	Total stockholders'
	Share	Amount	capital	subscriptions	compensation	stage	equity
Balance, August 27, 1984 (inception)	—	$—	$—	$—	$—	$—	$—
Cash contribution from stockholder	—	—	50,000	—	—	—	50,000
Cash received for common stock subscription	—	—	—	150,000	—	—	150,000
Stock contributions from stockholders	—	—	927,000	—	—	—	927,000
Shares issued pursuant to recapitalization	480,051	480	219,620	—	—	—	220,100
Shares issued pursuant to private placements	1,508,700	1,509	4,163,931	—	—	—	4,165,440
Shares and warrants issued pursuant to secondary offering	2,180,000	2,180	13,678,154	—	—	—	13,680,334
Conversion of promissory notes to common stock	100,831	100	201,560	—	—	—	201,660
Change in par value of common stock in connection with reincorporation in Delaware	—	(8,878)	8,878	—	—	—	—
Unearned stock compensation pursuant to issuance of common stock options	—	—	8,710,006	—	(8,710,006)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	8,637,527	—	8,637,527
Shares issued from exercise of common stock options and warrants	132,785	133	80,159	—	—	—	80,292
Common stock warrants canceled in exchange for cash	—	—	(330,000)	—	—	—	(330,000)
Shares issued for cash	1,252,802	1,253	303,747	(150,000)	—	—	155,000
Shares issued for services	4,073,418	4,067	334,303	—	—	—	338,370
Issuance of Series B preferred stock with a beneficial conversion feature	—	—	613,750	—	—	(613,750)	—
Shares issued for Series B preferred stock dividend	82,000	67	409,933	—	—	(410,000)	—
Conversion of Series B preferred stock to common stock	102,000	80	493,237	—	—	—	493,317
Accretion to mandatory redemption amount for Series B preferred stock	—	—	(63,113)	—	—	—	(63,113)
Net loss for the period from August 27, 1984 (inception) through December 31, 2002	—	—	—	—	—	(28,362,627)	(28,362,627)
	9,912,587	991	29,801,165	—	(72,479)	(29,386,377)	343,300

(Continued on following page)

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through December 31, 2005

(Continued from preceding page)

	Series A’ redeemable preferred stock		Common stock		Additional paid-in	Unearned stock	Deficit accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	stage	equity
Conversion of Series A preferred stock to Series A’ preferred stock	3,210,487	3,210,487	—	—	—	—	—	3,210,487
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	230	72,479	—	72,709
Shares issued for services	—	—	356,000	36	147,324	—	—	147,360
Shares issued for costs incurred related to a planned issuance of common stock	—	—	28,571	3	19,997	—	—	20,000
Conversion of Series B preferred stock to common stock	—	—	1,235,333	123	843,169	—	—	843,292
Shares issued for Series B preferred stock dividend	—	—	12,850	1	64,249	—	(64,250)	—
Accretion to mandatory redemption amount for Series B preferred stock	—	—	—	—	(4,435)	—		(4,435)
Net loss for the year	—	—	—	—	—	—	(3,244,908)	(3,244,908)
Balance, December 31, 2003	3,210,487	3,210,487	11,545,341	1,154	30,871,699	—	(32,695,535)	1,387,805
Shares issued pursuant to secondary common stock offering	—	—	19,250,000	1,926	3,429,270	—	—	3,431,196
Shares issued for services	—	—	50,000	5	5,495	—	—	5,500
Stock compensation pursuant to the issuance of warrants	—	—	—	—	162,890	—	—	162,890
Repurchase of shares form secondary common stock offering	—	—	(200,000)	(20)	(39,980)	—	—	(40,000)
Unearned stock compensation pursuant to issuance of common stock options	—	—	—	—	390,048	(390,048)	—	—
Amortization and valuation adjustment of unearned stock compensation	—	—	—	—	—	390,048	—	390,048
Net loss for the year	—	—	—	—	—	—	(2,990,643)	(2,990,643)
Balance, December 31, 2004	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$—	$(35,686,178)	$2,346,796
Net loss for the year	—	—	—	—	—	—	(2,823,069)	(2,823,069)
Balance, December 31, 2005	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$—	$(38,509,247)	$(476,273)

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through December 31, 2005

	2004	2005	Inception through December 31, 2004
Cash flows from operating activities:
Net loss	$(2,990,643)	$(2,823,069)	$(37,421,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,519	30,624	352,584
Impairment of patent costs	__	695,572	695,572
Series B preferred stock redemption conversion incentive	—	—	126,309
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	558,438	—	10,642,845
Services received in exchange for compensation agreements	—	—	2,231,678
Decrease in accrued interest receivable	—	—	—
(Decrease) increase in accounts payable	(161,633)	542,291	796,811
Other	—	—	58,610
Net cash used in operating activities	(2,538,319)	(1,554,582)	(22,515,001)
Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	(1,273,000)	1,273,000	—
Patent costs	(231,306)	(50,188)	(976,433)
Purchase of property and equipment	—	—	(130,515)
Net cash provided by (used in) investing activities	(1,504,306)	1,222,812	(1,106,948)
Cash flows from financing activities:
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from issuance of common stock and warrants	3,494,893	—	21,732,261
Payments for deferred offering costs	—	—	—
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,679
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	(40,000)	—	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000
Net cash (used in) provided by financing activities	3,454,893	—	23,734,790
Net (decrease) increase in cash and cash equivalents	(587,732)	(331,770)	112,841
Cash and cash equivalents at beginning of period	1,032,343	444,611	—
Cash and cash equivalents at end of period	$444,611	$112,841	$112,841

(Continued on following page)

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2005
and for the Period from August 27, 1984 (Inception) Through December 31, 2005
(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2004	2005	Inception through December 31, 2005
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through December 31, 2005, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through December 31, 2005, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the years ended December 31, 2004 and 2005, and the period from August 27, 1984 (inception) through December 31, 2005, the Company issued none, none and 94,850 shares, respectively, of common stock at $5.00 per share as payment of accrued dividends on the Series B preferred stock.

During the years ended December 31, 2004 and 2005, and the period from August 27, 1984 (inception) through December 31, 2005, the Company issued none, none and 1,337,333 shares of common stock totaling none, none and $1,336,609, respectively, for conversion of shares of Series B preferred stock.

See accompanying notes to financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and summary of significant accounting policies

Organisation and basis of presentation:

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

Going Concern:

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2005 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2005 of $38,509,247. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

As of December 31, 2005, the Company had total current assets of $112,841. The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at December 31, 2005 of $38,509,247. Management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that the Company will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. As the Company was unable to raise sufficient additional funds on a timely basis, it was forced to cease its operations prior to the end of the second quarter of 2005.

It is management’s plan to put all of its effort into settling the outstanding litigation against the Company in the immediate future. Once the litigation is resolved, the Company intends to seek a merger or acquisition with another strategic company. There can be no assurance that the litigation will be resolved or that a merger or acquisition will be consummated.

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

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Amortization expense related to amortizable patents was $28,719 and $51,199 for the years ended December 31, 2005 and 2004, respectively, and approximately $1,000,000 from inception through December 31, 2005. The Company decided to write off the balance of the patents as of September 30, 2005, due to a lack of capital to fund the approval process for the patents.

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

Cash equivalents and short-term investments:

The Company considers cash equivalents to include only highly liquid securities with an original maturity of three months or less. Investments with an original maturity of more than three months are considered short-term investments and have been classified by management as held-to-maturity. The Company had no short-term investments at December 31, 2005.

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

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Segment reporting:

The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

New accounting pronouncements:

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after 15, 2003, to variable interest entities acquired before February 1, 2003. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on our results of operations or financial position.

SFAS No. 151, Inventory Costs, amends the guidance in ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The impact of adoption of this statement is not expected to be significant.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring is fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

SFAS No. 154, Accounting Changes, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The impact of adoption of this statement is not expected to be significant.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005.

2. Related party transactions

Lease agreement:

The Company subleased on a month-to-month basis approximately 800 square feet of office space from a principal stockholder, at $800 per month. Rent expense related to the sublease was $9,600, $4,000 and $70,314 for the years ended December 31, 2004 and 2005 and for the period from August 27, 1984 (inception) through December 31, 2005, respectively.

Conversion of long-term debt—stockholders:

During January 1998, the Company converted $1,710,487 of long-term debt and accrued interest, incurred for cash advances and past services associated with research and development, into 1,710,487 shares of 8% non-voting, non-cumulative Series A preferred stock at $1.00 per share. The debt was owed to significant stockholders.

3. Income taxes

The Company has not recorded income tax expense or benefit for the years ended December 31, 2004 and 2005 and the period from August 27, 1984 (inception) through December 31, 2005. This differs from the income tax benefit that would result from applying the federal statutory rate of 34% to net loss for these periods primarily as a result of a valuation allowance provided for deferred income tax assets and losses incurred through 1998 while the Company was reporting as an S Corporation for income tax purposes.

At December 31, 2005, the Company has net operating loss carryforwards of approximately $23,288,000 for federal purposes and $17,418,000 for state purposes. The federal and state net operating loss carryforwards begin to expire in 2018 and 2005, respectively. At December 31, 2004 and 2005, deferred income tax balances and the related valuation allowance are as follows:

	2004	2005
Deferred income tax assets (liabilities) resulting from:
Net operating loss carryforwards	$7,806,000	$8,934,000
Research and development credit carryforwards	512,000	512,000
Basis difference in patent costs and property and equipment	(264,000)	—
Accrual to cash basis adjustments	19,000	235,000
Unearned stock compensation	3,745,000	3,745,000
Capitalized research and development costs	68,000	—
Total	11,886,000	13,426,000
Less valuation allowance	(11,886,000)	(13,426,000)
	$—	$—

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

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity:

				Options Exercisable
	Number of shares	Option Price per share	Wtd. avg. exercise price	Number of shares	Wtd. avg. exercise price
Balance, December 31, 1997	—
Granted	1,505,002	$.001 to $4.00	$2.26
Canceled	(180,001)	$0.001	$0.001
Balance, December 31, 1998	1,325,001		$2.56	713,528	$3.31
Granted	1,371,000	$3.00 to $5.00	$4.07
Exercised	(20,000)	$4.00	$4.00
Canceled	(55,000)	$3.00 to $4.00	$3.36
Balance, December 31, 1999	2,621,001		$3.43	1,647,669	$3.52
Granted	138,000	$2.00 to $6.00	$3.49
Exercised	(95,000)	$4.00	$4.00
Canceled	(359,805)	$1.50	$1.50
Balance, December 31, 2000	2,304,196		$3.14	1,849,335	$3.44
Granted	441,869	$1.00 to $2.05	$1.78
Exercised	(195)	$1.50	$1.50
Balance, December 31, 2001	2,745,870		$2.96	2,210,859	$3.32
Granted	365,750	$1.00 to $3.85	$2.34
Exercised	(165,000)	$1.50 to $2.50	$2.05
Expired	(180,001)	$2.80	$2.80
Balance, December 31, 2002	2,766,619		$2.90	2,356,619	$3.20
Expired	(570,000)	$4.00 to $5.00	$4.10
Balance, December 31, 2003	2,196,619		$1.83	1,826,619	$2.93
Granted	2,078,009	$0.20	$0.20
Expired	(301,000)	$4.00	$4.00
Balance, December 31, 2004	3,973,628		$1.56	3,603,628	$1.27
Expired	(100,000)	$0.75 to $1.50	$1.13
Balance, December 31, 2005	3,873,628		$1.56	3,503,628	$1.27

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock warrant activity:

	Number of shares	Warrant price per share	Wtd. avg. exercise price
Balance, December 31, 1998	—
Granted	1,200,181	$3.00 to $4.00	$3.17
Canceled	(205,000)	$3.00 to $4.00	$3.02
Balance, December 31, 1999	995,181		$3.20
Granted	2,500,000	$8.75 to $10.50	$10.36
Exercised	(10,000)	$4.00	$4.00
Canceled	(101,681)	$4.00	$4.00
Balance, December 31, 2000	3,383,500		$8.46
Canceled	(100,000)	$3.00	$3.00
Balance, December 31, 2001, 2002 and 2003	3,283,500		$8.63
Granted	1,219,000	$0.20 to $0.25	$0.24
Expired	(783,500)	$3.00 to $4.00	$3.11
Balance, December 31, 2004	3,719,000		$7.04
Expired	(2,500,000)	$8.75 to $10.50	$10.36
Balance, December 31, 2005	1,219,000		$.24

The following is additional information with respect to those options and warrants outstanding at December 31, 2005:

Option exercise price per share	Number of shares	Options exercisable	Wtd. avg. remaining contractual life in years
$0.20	2,078,009	2,078,009	8.34
$1.00	107,700	107,700.13
$1.05	70,000	70,000	1.00
$1.50	15,000	15,000	2.48
$2.00	147,169	147,169.09
$2.05	230,750	160,750	1.35
$3.00	625,000	625,000	2.09
$3.05	20,000	20,000	1.45
$3.85	140,000	140,000	1.25
$5.00	400,000	100,000.05
$6.00	40,000	40,000.08
	3,873,628	3,503,628	1.87

Warrant exercise price per share	Number of shares	Warrants exercisable	Wtd. avg. remaining contractual life in years
$0.20	119,000	119,000	3.08
$0.22	1,000,000	1,000,000	3.08
$0.25	100,000	100,000	3.46
	1,219,000	1,219,000	3.11

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2005 outstanding options and warrants aggregating 300,000 shares have certain registration rights and options and warrants aggregating 3,573,628 shares contain certain cashless exercise provisions.

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

		Year ended December 31,		Inception through December 31,
		2004	2005	2005
Research and development	$		$—	$899,139
General and administrative		552,938	—	8,363,805
		$552,938	$—	$9,262,944

6. Commitments and contingencies

Compensation agreements:

In 1993, the Company entered into a thirty-year compensation agreement with certain limited partners owning 64.28% of the I.B.C. Limited Partnership (“I.B.C.”). The limited partnership participated in the early development of Esterom® and owned the rights to three patents and certain intellectual property rights. Under the terms of the agreement, the Company acquired these patents and intellectual property rights in exchange for certain compensation to the limited partners, which is dependent upon the Company’s receipt of a marketing partner’s technological access fee and royalty payments. The limited partnership was subsequently dissolved. Compensation under the agreement includes a bonus payment of $96,420 to be paid at the time the Company is reimbursed by a pharmaceutical company for past expenses paid for development of Esterom® and/or products derived from the acquired patents and developed by the Company, as well as 64.28% of a decreasing payment rate (3% to 1%) on cumulative annual royalties received by the Company. As of December 31, 2005, no amounts have been earned or accrued with respect to this agreement.

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

Litigation

Entropin and two of its former directors and officers are currently defendants in two securities fraud lawsuits that concern the Company’s March 2000 public offering. The first of these lawsuits, Deveny et al. v. Entropin Inc., et al.(“Deveny”), was filed in the California Superior Court in January 2003. The second of these lawsuits, In re: Entropin Securities Litigation, was filed in the United States District Court for the Central District of California in August 2004. In both lawsuits, the central allegation is that Entropin, in its March 2000 registration statement, made false and misleading statements regarding: (1) the results of Entropin’s Phase II clinical studies on the Company’s experimental drug Esterom; (2) Entropin’s Phase IIIA clinical studies on Esterom; and (3) Entropin’s ability to file a new drug application (“NDA”) for Esterom in 2001.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The parties in In re: Entropin Securities Litigation are currently undertaking substantial discovery in support of their claims and/or defenses. On May 23, 2005, Judge Richard S. Lew issued a scheduling order setting a tentative trial date for June 20, 2006. At the direction of the United States District Court, the parties are actively considering the possibility of a negotiated settlement. However, the Company feels that its March 2000 registration statement was neither false nor misleading and intends, if necessary, to vigorously defend itself against Plaintiffs’ allegations to the contrary. We cannot predict the outcome at this time.