Form 10QSB
period 2006-03-31
ENTROPIN INC
filed 2006-04-25
CIK 837600

>

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 000-29807
________________

ENTROPIN, INC.
(Exact name of small business issuer as specified in its charter)

________________

DELAWARE	68-0510827
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

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
As of March 31, 2006, 30,645,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets - December 31, 2005 and March 31, 2006 (unaudited)	2

	Condensed Statements of Operations - For the Three Months Ended March 31, 2005 and 2006 (and for the Period from August 27, 1984 (Inception) through March 31, 2006 (unaudited)	3

	Condensed Statement of Changes in Stockholders’ Equity - For the Three Months Ended March 31, 2006 (unaudited)	4

	Condensed Statements of Cash Flows - For the Three Months Ended March 31, 2005 and 2006 and for the Period from August 27, 1984 (Inception) through March 31, 2006 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15
66
Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	17

ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS December 31, 2005 and March 31, 2006
	December 31, 2005	March 31, 2006
		(unaudited)
Current assets:

Cash and cash equivalents	$112,841	$96,676
Prepaid expenses	--	425
Total current assets	$112,841	$97,081

Total assets	$112,841	$97,081

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$589,114	$579,967

Commitments & contingencies

Stockholders’ deficit:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, and 3,210,487 shares issued and outstanding, $1.00 per share redemption value	3,210,487	3,210,487
Common stock, $.0001 par value; 200,000,000 shares authorized; 30,645,341 shares issued and outstanding	3,065	3,065
Additional paid-in capital	34,819,422	34,819,422
Deficit accumulated during the development stage	(38,509,247)	(38,515,860)
Total stockholders’ deficit	(476,273)	(482,886)
Total liabilities and stockholders’ deficit	$112,841	$97,081

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2006
and for the Period from August 27, 1984 (Inception) Through March 31, 2006
(Unaudited)

	2005	2006	Inception through March 31, 2006
Costs and expenses:
Research and development	$56,067	$—	$16,043,819
General and administrative	430,806	6,613	21,847,676
Impairment of patent costs	—	—	695,572

Operating loss	(486,873)	(6,613)	(38,587,067)

Other income (expense):
Interest income	16,677	—	1,529,259
Interest expense	—	—	(242,811)
Other Expense	—	—	(127,241)

Total other income (expense), net	16,677	—	1,159,207

Net loss	(470,196)	(6,613)	(37,427,860)
Dividends applicable to Series B preferred stockholders	—	—	(1,103,184)

Net loss applicable to common stockholders	$(470,196)	$(6,613)	$(38,531,044)

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(4.43)

Weighted average common shares outstanding	30,645,000	30,645,000	8,689,000

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2006
(Unaudited)

						Deficit
						accumulated
	Series A Redeemble				Additional	during	Total
	Preferred Stock		Common Stock		paid-in	development	stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Balance, January 1, 2006	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(38,509,247)	$(476,273)
Net loss for the period	—	—	—	—	—	(6,613)	(6,613)

Balance, March 31, 2006	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(38,515,860)	$(482,886)

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2006
and for the Period from August 27, 1984 (Inception) Through March 31, 2006
(Unaudited)
	2005	2006	Inception through March 31, 2006
Cash flows from operating activities:
Net loss	$(470,196)	$(6,613)	$(37,427,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,802	—	352,584
Impairment of patent costs	—	—	695,572
Series B preferred stock redemption conversion incentive	—	—	126,309
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	—	—	10,642,845
Services received in exchange for compensation agreements	—	—	2,231,678
Increase in prepaid expenses	(70,677)	(425)	(425)
Increase (decrease) in accounts payable	113,262	(9,147)	787,664
Other	—	—	58,610

Net cash used in operating activities	(412,809)	(16,185)	(22,531,186)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	(1,076,582)	—	—
Patent costs	(50,188)	—	(976,433)
Purchase of property and equipment	—	—	(130,515)
Net cash provided by (used in) investing activities	1,026,394	—	(1,106,948)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	—	21,732,261
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,679
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	—	—	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000
Net cash provided by financing activities	—	—	23,734,790

Net (decrease) increase in cash and cash equivalents	613,585	(16,185)	96,656
Cash and cash equivalents at beginning of period	444,611	112,841	—
Cash and cash equivalents at end of period	$1,058,196	$96,656	$96,656
(Continued on following page)
See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2006
and for the Period from August 27, 1984 (Inception) Through March 31, 2006
(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2005	2006	Inception through March 31, 2006
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through March 31, 2006, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through March 31, 2006, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the period from August 27, 1984 (inception) through March 31, 2006, the Company issued 94,850 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the period from August 27, 1984 (inception) through March 31, 2006, the Company issued 1,337,333 shares of common stock totaling $1,336,609, for conversion of shares of Series B preferred stock.

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 11, 2006.

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

Going Concern:

As of March 31, 2006, the Company had total current assets of $97,081. The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at March 31, 2006 of $38,515,860. Management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that the Company will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. As the Company was unable to raise sufficient additional funds on a timely basis, it was forced to cease its operations prior to the end of the second quarter of 2005.

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

Amortization expense related to amortizable patents was $14,359 and $0 for the three months ended March 31, 2005 and 2006, respectively, and approximately $1 million from inception through March 31, 2006. The Company decided to write off the balance of the patents as of September 30, 2005, due to a lack of capital to fund the approval process for the patents.

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

2.   Commitments and contingencies

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I - Item 1 of this report, and the audited financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we were attempting to develop. As of March 31, 2006, our accumulated deficit was approximately $38.5 million.

As of March 31, 2006, we had total current assets of approximately $97,000. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug application with the FDA or to commence human clinical trials for ENT-103. As we were unable to immediately obtain significant additional funds to support our operations, we were forced to cease our operations prior to the end of the second quarter of 2005.

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

 Results of Operations

Three months ended March 31, 2006, compared to three months ended March 31, 2005.

The net loss for the three months ended March 31, 2005 was approximately $7,000, as compared to approximately $470,000 for the same period in 2005. This decrease of $463,000 or 98.4% was due to a cessation of operations since May, 2005.

Total research and development expenses were $0 for the three months ended March 31, 2006, as compared to approximately $56,000 for the same period in 2005, a decrease of $56,000 or 100%, due to the cessation of operations.

Total general and administrative expenses were approximately $7,000 for the three months ended March 31, 2006, as compared to approximately $431,000 for the same period in 2005, a decrease of $424,000 or 98.4%, due to the cessation of operations.

Interest income during the three months ended March 31, 2006 was $0 as compared to approximately $17,000 during the same period in 2005, a decrease of $17,000 or 100%. This decrease in interest income reflects zero short-term investments during the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of approximately $97,000. Our financial statements have been presented on a going concern basis. We have an immediate need to raise additional funds to continue our operations. There can be no assurance that such additional capital will be available on a timely basis or on terms acceptable to us, if at all. As we were unable to obtain the significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We are in the development stage and have been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at March 31, 2006 of approximately $38.5 million. Our management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that we will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through March 31, 2006, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of March 31, 2006, we had a negative working capital of approximately $483,000.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

Net cash used in operating activities was approximately $16,000 during the first three months of 2006, compared with approximately $413,000 during the first three months of 2005. No research was done during the first three months of 2006. However, during the same period in 2005, the cash used in operations was primarily related to conducting preclinical research studies and maintaining our administrative infrastructure.

Critical Accounting Policies

We routinely granted stock options to compensate officers, directors and employees for their services. This practice allowed us to conserve our cash resources for our drug development program. We had adopted the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Under these provisions, stock based compensation was measured based on the fair value of the options granted using the Black-Scholes option-pricing model. Amounts recorded for options granted to non-employees were determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 based on the fair value of the consideration or the fair value of the equity instruments issued, whichever was more reliably measured.

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

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2005 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2005 of $38,509,247. At March 31, 2006, the Company had an accumulated deficit of approximately $38.5 million. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

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

As of March 31, 2006, we had total current assets of approximately $97,000. We ceased our opertions in the second quarter of 2005. Our financial statements have been presented on a going concern basis. Our available funds are not sufficient to allow us to begin any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We ceased our business operations in the second quarter of 2005. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. As we were unable to obtain significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

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

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. From our inception through March 31, 2006, we have incurred cumulative net losses applicable to common stockholders of $38.5 million. We ceased operations in the second quarter of 2005.

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

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended March 31, 2006, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

None

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

ENTROPIN, INC., a Delaware corporation

Date: April 25, 2006	By: /s/ David Norris
David L.Norris
President, Chief Executive Officer Chief Financial Officer