Form 10QSB
period 2006-06-30
ENTROPIN INC
filed 2006-08-08
CIK 837600

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, 30,645,341 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets - December 31, 2005 and June 30, 2006 (unaudited)	2

	Condensed Statements of Operations - For the Three Months Ended June 30, 2005 and 2006 (unaudited)	3

	Condensed Statements of Operations - For the Six Months Ended June 30, 2005 and 2006 (and for the Period from August 27, 1984 (Inception) through June 30, 2006 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity - For the Six Months Ended June 30, 2006 (unaudited)	5

	Condensed Statements of Cash Flows - For the Six Months Ended June 30, 2005 and 2006 and for the Period from August 27, 1984 (Inception) through June 30, 2006 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

ENTROPIN, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS December 31, 2005 and June 30, 2006
	December 31, 2005	June 30, 2006
		(unaudited)
Current assets:

Cash and cash equivalents	$112,841	$65,554
Prepaid expenses	—	70
Total current assets	$112,841	$65,624

Total assets	$112,841	$65,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$589,114	$571,787

Commitments & contingencies

Stockholders’ deficit:
Series A’ redeemable preferred stock, $.0001 par value; 3,210,487 shares authorized, and 3,210,487 shares issued and outstanding, $1.00 per share redemption value	3,210,487	3,210,487
Common stock, $.0001 par value; 200,000,000 shares authorized; 30,645,341 shares issued and outstanding	3,065	3,065
Additional paid-in capital	34,819,422	34,819,422
Deficit accumulated during the development stage	(38,509,247)	(38,539,137)
Total stockholders’ deficit	(476,273)	(506,163)
Total liabilities and stockholders’ deficit	$112,841	$65,624

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2005 and 2006
(Unaudited)

	2005	2006

Costs and expenses:
Research and development	$74,941	$-
General and administrative	933,538	23,277

Operating loss	(1,008,479)	(23,277)

Other income:
Interest income	4,085	-
Interest expense	-	-
Other Expense	(931)	-

Total other income, net	3,154	-

Net loss	(1,005,325)	(23,277)

Dividends applicable to Series B preferred stockholders	-	-

Net loss applicable to common stockholders	$(1,005,325)	$(23,277)

Basic and diluted net loss per common share	$(.03)	$(.00)

Weighted average common shares outstanding	30,645,000	30,645,000

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2005 and 2006
and for the Period from August 27, 1984 (Inception) Through June 30, 2006
(Unaudited)

	2005	2006	Inception through June 30, 2006
Costs and expenses:
Research and development	$131,006	$—	$16,043,819
General and administrative	1,364,344	29,890	21,870,953
Impairment of patent costs	—	—	695,572

Operating loss	(1,495,350)	(29,890)	(38,610,344)

Other income (expense):
Interest income	20,762	—	1,529,259
Interest expense	—	—	(242,811)
Other Expense	(931)	—	(127,241)

Total other income (expense), net	19,831	—	1,159,207

Net loss	(1,475,519)	(29,890)	(37,451,137)
Dividends applicable to Series B preferred stockholders	—	—	(1,103,184)

Net loss applicable to common stockholders	$(1,475,519)	$(29,890)	$(38,554,321)

Basic and diluted net loss per common share	$(0.05)	$(0.00)	$(4.31)

Weighted average common shares outstanding	30,645,000	30,645,000	8,939,000

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2006
(Unaudited)

						Deficit
						accumulated
	Series A Redeemble				Additional	during	Total
	Preferred Stock		Common Stock		paid-in	development	stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Balance, January 1, 2006	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(38,509,247)	$(476,273)
Net loss for the period	—	—	—	—	—	(29,890)	(29,890)

Balance, June 30, 2006	3,210,487	$3,210,487	30,645,341	$3,065	$34,819,422	$(38,539,137)	$(506,163)

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2006
and for the Period from August 27, 1984 (Inception) Through June 30, 2006
(Unaudited)

	2005	2006	Inception through June 30, 2006
Cash flows from operating activities:
Net loss	$(1,475,519)	$(29,890)	$(37,451,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,624	—	352,584
Impairment of patent costs	—	—	695,572
Series B preferred stock redemption conversion incentive	—	—	126,309
Loss on disposal of assets	—	—	1,837
Services received in exchange for stock, stock options and warrants	—	—	10,642,845
Services received in exchange for compensation agreements	—	—	2,231,678
Increase in prepaid expenses	—	(70)	(70)
Increase (decrease) in accounts payable	(36,823)	(17,327)	779,484
Other	—	—	58,610

Net cash used in operating activities	(1,481,718)	(47,287)	(22,562,288)

Cash flows from investing activities:
Maturities (purchase) of short-term investments, net	1,273,000	—	—
Patent costs	(50,188)	—	(976,433)
Purchase of property and equipment	—	—	(130,515)

Net cash provided by (used in) investing activities	1,222,812	—	(1,106,948)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	—	21,732,261
Proceeds from issuance of preferred stock	—	—	1,142,750
Proceeds from stockholder loans	—	—	809,679
Proceeds from shares issued pursuant to recapitalization	—	—	220,100
Proceeds from stockholder advances	—	—	98,873
Repayments of stockholder advances	—	—	(98,873)
Repurchase of common stock	—	—	(40,000)
Payment for cancellation of common stock warrant	—	—	(330,000)
Proceeds from convertible notes payable	—	—	200,000

Net cash provided by financing activities	—	—	23,734,790

Net (decrease) increase in cash and cash equivalents	(258,906)	(47,287)	65,554
Cash and cash equivalents at beginning of period	444,611	112,841	—

Cash and cash equivalents at end of period	$185,705	$65,554	$65,554
(Continued on following page)
See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2006
and for the Period from August 27, 1984 (Inception) Through June 30, 2006
(Unaudited)

(Continued from preceding page)

Supplemental disclosure of cash flow information:

	2005	2006	Inception through June 30, 2006
Cash paid for income taxes during period	$—	$—	$—
Cash paid for interest during the period	$—	$—	$242,811

Supplemental disclosure of non-cash investing and financing activities:

During the period from August 27, 1984 (inception) through June 30, 2006, the Company issued 3,210,487 shares of Series A preferred stock in exchange for an aggregate $1,710,487 of notes payable to stockholders plus accrued interest and a $1,500,000 compensation agreement.

During the period from August 27, 1984 (inception) through June 30, 2006, the Company converted promissory notes payable with outstanding principal and interest balances totaling $201,660 into 100,831 shares of common stock.

During the period from August 27, 1984 (inception) through June 30, 2006, the Company issued 94,850 shares of common stock at $5.00 per share as payment of accrued dividends on Series B preferred stock.

During the period from August 27, 1984 (inception) through June 30, 2006, the Company issued 1,337,333 shares of common stock totaling $1,336,609, for conversion of shares of Series B preferred stock.

See accompanying notes to condensed financial statements.

ENTROPIN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying financial statements of Entropin, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under such rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 11, 2006.

1.   Organization and summary of significant accounting policies

Organization and basis of presentation:

Entropin, Inc. (the “Company”), a Delaware corporation, was organized as a California corporation in August 1984. The Company has been a pharmaceutical research and development company focused on the development of its proprietary compound, ENT-103, as a pain therapy. Activities from inception include research and development, seeking the U.S. Food and Drug Administration, or FDA, approval for its proprietary compounds, including its current drug candidate, ENT-103, as well as fund raising.

The Company is no longer seeking FDA approval for these products due to a lack of capital. The Company is currently seeking additional capital and evaluating the possibility of a merger with another company.

Going Concern:

As of June 30, 2006, the Company had total current assets of $65,624 and current liabilities of $571,787. The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2006 of $38,539,137. Management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that the Company will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. The financial statements do not include any adjustments related to the recoverability of recorded asset amounts that may be necessary should the Company be unable to continue as a going concern. In the absence of positive cash flows from operations which the Company expects will not be possible for several years, if at all, the Company is and will remain highly dependent on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. As the Company was unable to raise sufficient additional funds on a timely basis, it was forced to cease its operations prior to the end of the second quarter of 2005.

It is management’s plan to put all of its effort into settling the outstanding litigation against the Company in the immediate future. Once the litigation is resolved, the Company intends to seek a merger or acquisition with another company. There can be no assurance that the litigation will be resolved or that a merger or acquisition will be consummated.

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

Amortization expense related to amortizable patents was $28,718 and $0 for the six months ended June 30, 2005 and 2006, respectively, and approximately $1 million from inception through June 30, 2006. The Company decided to write off the balance of the patents as of September 30, 2005, due to a lack of capital to fund the approval process for the patents.

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

2.   Commitments and contingencies

The Company, along with two of its former officers and/or directors, is currently a defendant in a class action securities fraud lawsuit that is pending in the United States District Court for the Central District of California. The plaintiffs in this lawsuit are a class of shareholders who purchased Entropin securities in the Company’s March 15, 2000 public offering. In the lawsuit, Entropin is accused of violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements in the Company’s March 15, 2000 registration statement regarding the scientific and regulatory development of its developmental drug Esterom. Specifically, the Company and the individual defendants are accused of making false and misleading statements regarding: (1) the results of its Phase II clinical study of Esterom; (2) the Phase III clinical study of Esterom; and (3) Entropin’s intention to file a new drug application for Esterom in early 2001. The Company is vigorously defending itself against these allegations, which it believes are without merit. A trial date has been set for January 9, 2007. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business.

The Company, along with two of its former officers and/or directors, is also a defendant in a class action securities fraud lawsuit that is pending in California Superior Court. The allegations and parties in this lawsuit are largely identical to those in the federal litigation described above. In June 2004, this lawsuit was dismissed by the California Superior Court as having been filed after the statutes of limitations had expired. However, the California Court of Appeals has reversed the California Superior Court’s order of dismissal and has taken actions to remand the matter back to the California Superior Court for further deliberations. In this event, the Company will vigorously defend itself against these allegations, which it believes are without merit. There can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business. As of the date of this report, the Company is not a party to any other material legal proceedings.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-QSB contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. In some cases, you can identify the forward-looking statements by terminology such as may,”“will,”“should,”“could,”“expects,”“plans,”“anticipates,”“believes,”“estimates,”“predicts,”“potential” or “continue” or the negative of these terms or other comparable terminology. Our business and results of operations are subject to various risks and uncertainties as disclosed under the caption “Factors That May Affect Our Future Results and the Trading Price of Our Common Stock” in this Form 10-QSB. These risks and uncertainties include our need and ability to raise significant additional capital; our history of significant operating losses; our ability to successfully complete formulation, development and preclinical studies for our sole drug candidate, ENT-103; the time, cost and uncertainty of obtaining regulatory approvals; and our ability to successfully commercialize products. The actual results that we achieve may differ materially from any forward-looking statements due to these risks and uncertainties and we undertake no obligation to update any such forward-looking statements.

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

From our inception in August 1984, we have devoted our resources primarily to funding our research and development efforts and conducting clinical trials with our products. We have been unprofitable since inception and have had no revenue from the sale of products, and do not expect revenue for the foreseeable future until we have received FDA approval for one of the proprietary compounds we were attempting to develop. As of June 30, 2006, our accumulated deficit was approximately $38.5 million.

As of June 30, 2006, we had total current assets of approximately $66,000. Our available funds are not sufficient to allow us to pursue any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug application with the FDA or to commence human clinical trials for ENT-103. As we were unable to immediately obtain significant additional funds to support our operations, we were forced to cease our operations prior to the end of the second quarter of 2005.

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

 Results of Operations

Three months ended June 30, 2006, compared to three months ended June 30, 2005.

The net loss for the three months ended June 30, 2006 was approximately $23,000, as compared to approximately $1,008,000 for the same period in 2005. This decrease of $985,000 or 98% was due to a cessation of operations since May, 2005.

Total research and development expenses were $0 for the three months ended June 30, 2006, as compared to approximately $75,000 for the same period in 2005, a decrease of $75,000 or 100% due to the cessation of operations in May, 2005.

Total general and administrative expenses were approximately $23,000 for the three months ended June 30, 2006, as compared to approximately $934,000 for the same period in 2005, a decrease of $911,000 or 98% due to the cessation of operations in May, 2005.

Interest income during the three months ended June 30, 2006 was $0 as compared to approximately $4,000 during the same period in 2005, a decrease of $4,000 or 100%.

Six months ended June 30, 2006, compared to six months ended June 30, 2005.

The net loss for the first six months of 2006 was approximately $30,000, as compared to approximately $1.5 million for the same period in 2005, a decrease of approximately $1,470,000 or 98%.

Total research and development expenses was $0 during the first six months of 2006, as compared to approximately $131,000 for the first six months of 2005, a decrease of $131,000 or 100%. The decrease in research and development expenses was due to the cessation of Company’s operations since May, 2005.

Total general and administrative expenses were approximately $30,000 for the first six months of 2006, as compared to approximately $1,360,000 for the first six months of 2005, a decrease of $1,330,000 or 98%.

Interest income during the first six months of 2006 was approximately $0, as compared to approximately $21,000 during the first six months of 2005, a decrease of approximately $21,000 or 100%.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of approximately $66,000,current liabilities of approximately $572,000, and a negative working capital of approximately $506,000. Our financial statements have been presented on a going concern basis. We have an immediate need to raise additional funds to continue our operations. There can be no assurance that such additional capital will be available on a timely basis or on terms acceptable to us, if at all. As we were unable to obtain the significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

We are in the development stage and have been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2006 of approximately $38.5 million. Our management anticipates additional operating losses for the foreseeable future. These factors, among others, indicate that we will be unable to continue as a going concern unless it can immediately obtain significant additional funds to support its operations. We have financed our operations since inception primarily through the net proceeds generated from the sale of our common and preferred stock, and through loans and advances from stockholders that were subsequently converted into equity securities. From inception through June 30, 2006, we have received net cash proceeds from financing activities aggregating approximately $23.7 million. As of June 30, 2006, we had a negative working capital of approximately $506,000.

Our liquidity and capital needs relate primarily to working capital, research and development of ENT-103, and other general corporate requirements. We have not received any cash from operations since inception.

Net cash used in operating activities was approximately $47,000 during the first six months of 2006, compared with approximately $1.5 million during the first six months of 2005. No research was done during the first six months of 2006. However, during the same period in 2005, the cash used in operations was primarily related to conducting preclinical research studies and maintaining our administrative infrastructure.

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

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2005 financial statements, which states that our Company is in the development stage and has incurred an accumulated deficit at December 31, 2005 of $38,509,247. At June 30, 2006, the Company had an accumulated deficit of approximately $38.5 million. These conditions give rise to substantial doubt about our Company’s ability to continue as a going concern. The Company is dependant on its ability to secure additional funding through the issuance of debt or equity instruments, corporate partnering or merger/acquisition arrangements. The Company ceased its business operations in the second quarter of 2005.

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

As of June 30, 2006, we had total current assets of approximately $66,000 and current liabilities of approximately $572,000. We ceased our operations in the second quarter of 2005. Our financial statements have been presented on a going concern basis. Our available funds are not sufficient to allow us to begin any further development of our proprietary drug candidate, ENT-103, including the preclinical work necessary to prepare and file an Investigational New Drug (IND) application with the FDA or to commence human clinical trials for ENT-103. We ceased our business operations in the second quarter of 2005. We are actively seeking additional funding through potential merger/acquisition transactions coupled with public or private sales of our equity or debt securities. Any such transactions may require us to relinquish rights to some of our technologies or products, and will be dilutive to our existing stockholders. We cannot guarantee that we will be able to complete any such transaction or secure additional funds on a timely basis, or at all, and we cannot assure that such transaction will be on reasonable terms. As we were unable to obtain significant additional funds to support our operations, we had to cease our operations prior to the end of the second quarter of 2005.

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

We have a history of losses and we may never resume operations.

To date we have experienced significant operating losses in funding the research, development and testing of our previous drug candidate, Esterom solution, and our subsequent and current drug candidates, ENT-102 and ENT-103. From our inception through June 30, 2006, we have incurred cumulative net losses applicable to common stockholders of $38.5 million. We ceased operations in the second quarter of 2005.

The securities lawsuits filed against the Company and two of its directors are diverting the Company’s resources and attention, and if the Company is required to continue to defend against these lawsuits, its business and financial condition will continue to be harmed.

The Company, along with two of its former officers and/or directors, is currently a defendant in a class action securities fraud lawsuit that is pending in the United States District Court for the Central District of California. The plaintiffs in this lawsuit are a class of shareholders who purchased Entropin securities in the Company’s March 15, 2000 public offering. In the lawsuit, Entropin is accused of violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements in the Company’s March 15, 2000 registration statement regarding the scientific and regulatory development of its developmental drug Esterom. Specifically, the Company and the individual defendants are accused of making false and misleading statements regarding: (1) the results of its Phase II clinical study of Esterom; (2) the Phase III clinical study of Esterom; and (3) Entropin’s intention to file a new drug application for Esterom in early 2001. The Company is vigorously defending itself against these allegations, which it believes are without merit. A trial date has been set for January 9, 2007. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business.

The Company, along with two of its former officers and/or directors, is also a defendant in a class action securities fraud lawsuit that is pending in California Superior Court. The allegations and parties in this lawsuit are largely identical to those in the federal litigation described above. In June 2004, this lawsuit was dismissed by the California Superior Court as having been filed after the statutes of limitations had expired. However, the California Court of Appeals has reversed the California Superior Court’s order of dismissal and has taken actions to remand the matter to the California Superior Court for further deliberations. In this event, the company will vigorously defend itself against these allegations, which it believes are without merit. There can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business. As of the date of this report, the Company is not a party to any other material legal proceedings

The existing trading market for our securities is limited, which affects the price and liquidity of our securities.

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

Our Board of Directors approved an amendment to the Company’s Certificate of Incorporation on August 31, 2004, to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. Our stockholders approved the proposal to increase the number authorized shares of common stock at a special meeting held on November 19, 2004. The approval of this proposal by the Company’s stockholders provides the Board of Directors with a significant number of additional shares of common stock to issue in fund raising activities and for other corporate purposes. Our Certificate of Incorporation also provides for the issuance of up to 10,000,000 shares of preferred stock. The issuance of these additional shares of common stock and/or preferred stock will have a dilutive effect on the equity and voting power of the existing holders of our common stock. It may also adversely affect the market price of our common stock. As of June 30, 2006, there were 30,645,341 shares of common stock issued and outstanding and 3,210,487 shares of Series A’ preferred stock issued and outstanding.

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

(B)   Changes in Internal Controls OverFinancial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended June 30, 2006, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, along with two of its former officers and/or directors, is currently a defendant in a class action securities fraud lawsuit that is pending in the United States District Court for the Central District of California. The plaintiffs in this lawsuit are a class of shareholders who purchased Entropin securities in the Company’s March 15, 2000 public offering. In the lawsuit, Entropin is accused of violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements in the Company’s March 15, 2000 registration statement regarding the scientific and regulatory development of its developmental drug Esterom. Specifically, the Company and the individual defendants are accused of making false and misleading statements regarding: (1) the results of its Phase II clinical study of Esterom; (2) the Phase III clinical study of Esterom; and (3) Entropin’s intention to file a new drug application for Esterom in early 2001. The Company is vigorously defending itself against these allegations, which it believes are without merit. A trial date has been set for January 9, 2007. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business.

The Company, along with two of its former officers and/or directors, is also a defendant in a class action securities fraud lawsuit that is pending in California Superior Court. The allegations and parties in this lawsuit are largely identical to those in the federal litigation described above. In June 2004, this lawsuit was dismissed by the California Superior Court as having been filed after the statutes of limitations had expired. However, the California Court of Appeals has reversed the California Superior Court’s order of dismissal and has taken actions to remand the matter back to the California Superior Court for further deliberations. In this event, the Company will vigorously defend itself against these allegations, which it believes are without merit. There can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business. As of the date of this report, the Company is not a party to any other material legal proceedings.

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

ENTROPIN, INC., a Delaware corporation

Date: August 8, 2006	By: /s/ David L. Norris
David L. Norris
President, Chief Executive Officer Chief Financial Officer